Form 10-Q
period 2001-09-30
BASTET BROADCASTING INC
filed 2003-05-28
CIK 1142413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended September 30, 2001

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

Yes ☐ No ☒

As of September 30, 2001, Bastet Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith had 10 shares of common stock outstanding.

i

BASTET BROADCASTING, INC.

BALANCE SHEETS

	December 31, 2000	September 30, 2001
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$144	$16
Accounts receivable, net of allowance for doubtful accounts of $48 and $57, respectively	1,560	1,382
Current portion of broadcast rights	1,192	1,338
Prepaid expenses and other current assets	3	20

Total current assets	2,899	2,756
Property and equipment, net	3,151	2,516
Broadcast rights	1,485	1,105
Other noncurrent assets	15	15
Intangible assets, net	13,778	13,953

Total assets	$21,328	$20,345

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$1,034	$1,329
Accounts payable	157	25
Accrued expenses	244	113
Interest payable	18	82
Due to Nexstar Finance, L.L.C.	2,724	4,740

Total current liabilities	4,177	6,289
Debt	39,067	40,143
Broadcast rights payable	1,595	1,108

Total liabilities	44,839	47,540
Commitments and contingencies (Note 8)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 10 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	—	—
Subscription receivable	—	—
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(13,419)	(12,321)
Accumulated deficit	(10,092)	(14,874)

Total shareholder’s deficit	(23,511)	(27,195)

Total liabilities and shareholder’s deficit	$21,328	$20,345

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Broadcast revenue (excluding trade and barter)	$2,388	$1,770	$6,674	$5,664
Less: commissions	(360)	(267)	(1,015)	(859)

Net broadcast revenue (excluding trade and barter)	2,028	1,503	5,659	4,805
Trade and barter revenue	200	183	610	545
Revenue from Nexstar Finance, L.L.C.	39	39	108	117

Total net revenue	2,267	1,725	6,377	5,467

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	206	173	619	509
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	443	391	1,370	1,286
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	910	998	2,723	2,995
Amortization of broadcast rights	274	315	766	926
Amortization of intangible assets	224	222	671	667
Depreciation	230	208	701	639

Total operating expenses	2,287	2,307	6,850	7,022

Loss from operations	(20)	(582)	(473)	(1,555)
Interest expense, including amortization of debt financing costs	(585)	(760)	(2,625)	(2,576)
Interest income	5	2	17	8
Other expenses, net	—	—	(188)	(329)

Loss before income taxes	(600)	(1,340)	(3,269)	(4,452)
Income tax expense	—	(2)	—	(6)

Loss before extraordinary loss from refinancing of credit facility	(600)	(1,342)	(3,269)	(4,458)
Extraordinary loss from refinancing of credit facility, net of tax (Note 5)	—	—	—	(324)

Net loss	$(600)	$(1,342)	$(3,269)	$(4,782)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of Each of the Two Issuers	Total Shareholder’s Deficit
	Shares	Par Value
					(dollars in thousands)
Balance at December 31, 1999 (Unaudited)	10	$—	$—	$(6,547)	$(14,940)	$(21,487)
Net loss	—	—	—	(3,269)	—	(3,269)
In-substance contribution to equity (Note 5)	—	—	—	—	1,046	1,046

Balance at September 30, 2000 (Unaudited)	10	—	—	(9,816)	(13,894)	(23,710)
Net loss	—	—	—	(276)	—	(276)
In-substance contribution to equity (Note 5)	—	—	—	—	475	475

Balance at December 31, 2000 (Unaudited)	10	—	—	(10,092)	(13,419)	(23,511)
Net loss	—	—	—	(4,782)	—	(4,782)
In-substance contribution to equity (Note 5)	—	—	—	—	1,098	1,098

Balance at September 30, 2001 (Unaudited)	10	$—	$—	$(14,874)	$(12,321)	$(27,195)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2000	2001
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,269)	$(4,782)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation of property and equipment	701	639
Amortization of intangible assets	671	667
Amortization of debt financing costs	43	73
Amortization of broadcast rights, excluding barter	299	488
Payments for broadcast rights	(321)	(446)
Loss on asset disposal, net	188	329
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	1,038	1,063
Loss from refinancing of credit facility, net of tax	—	324
Changes in assets and liabilities:
Decrease in accounts receivable	328	178
Increase in prepaid expenses and other current assets	(1)	(17)
Decrease in accounts payable and accrued expenses	(302)	(263)
Increase in interest payable	27	33
Increase in amounts due to Nexstar Finance, L.L.C.	461	2,016

Net cash (used for) provided by operating activities	(137)	302

Cash flows from investing activities:
Additions to property and equipment	(139)	(333)
Proceeds on sales of assets	77	—

Net cash used for investing activities	(62)	(333)

Cash flows from financing activities:
Proceeds from debt issuance	—	47,774
Repayment of loans	—	(47,134)
Payments for debt financing costs	(37)	(737)

Net cash used for financing activities	(37)	(97)

Net decrease in cash and cash equivalents	(236)	(128)
Cash and cash equivalents at beginning of year	373	144

Cash and cash equivalents at end of period	$137	$16

Noncash financing activities:
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$8	$35

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business Operations

Bastet Broadcasting, Inc. (the “Company”) was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. The Company completed its first acquisition in January 1998 with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. The Company subsequently purchased of WFXP, the Fox affiliate in Erie, Pennsylvania in November 1998. Through various local service agreements with subsidiaries of Nexstar Finance, L.L.C. (“Nexstar”), Bastet is provided with various management, sales or other services. Bastet has a time brokerage agreement for WFXP with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue in exchange for monthly payments to Bastet. Bastet has a shared services agreement for WYOU with Nexstar. Pursuant to the shared services agreement Nexstar provides news production and technical maintenance, among other services, but does not provide the services of senior management personnel, programming or sales.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.    Related Party Transactions

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $47 thousand in expense for each of the nine month periods ended September 30, 2000 and 2001.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the financial statements.

4.	Intangible Assets

	Estimated useful life (years)	December 31, 2000	September 30, 2001
		(Unaudited) (dollars in thousands)
Goodwill	40	$4,688	$4,688
Network affiliation agreements	15	5,341	5,341
FCC licenses	15	5,785	5,785
Debt financing costs	term of debt	668	1,473
Other intangible assets	1-15	221	221

		16,703	17,508
Less: accumulated amortization		(2,925)	(3,555)

Intangible assets, net of accumulated amortization		$13,778	$13,953

5.	Debt

Long-term debt consists of the following:

	December 31, 2000	September 30, 2001
	(Unaudited) (dollars in thousands)
Revolving credit facility(1)	$39,067	$40,143

(1)	The indebtedness includes borrowings by Mission Broadcasting of Wichita Falls, Inc., an affiliated company and a co-borrower of the facility.

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, the Company and Mission Broadcasting of Wichita Falls, Inc., an affiliated company owned 100% by David S. Smith, entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to the Company and Mission Broadcasting of Wichita Falls, Inc. not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Bastet/Mission credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party to the credit agreement is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the facility. Interest rates associated with the credit facility are based, at the option of the borrower, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (6.34% at September 30, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the consolidated leverage ratio of Nexstar and all parties to the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

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

The parties of the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $182.0 million. As of September 30, 2001, Nexstar had $97.0 million outstanding. Nexstar and the parties to the Bastet/Mission credit facility were in compliance with all covenants at September 30, 2001.

        As described above, the Company and Mission Broadcasting of Wichita Falls, Inc. (collectively, the “Affiliates”), each of which have 100% common ownership, are parties to the Bastet/Mission credit facility. The entire amount of the indebtedness, deferred financing costs and associate interest expense are reflected in the Company’s financial statement since all of the Affiliates are jointly and severally liable for this debt. Proceeds from or payments on borrowings are reflected as in-substance distributions or contributions in shareholder’s deficit. The Company has accrued interest on the outstanding balance of the indebtedness. When one of the other borrowers makes an interest payment, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company expensed $0.3 million, related to certain debt financing costs. The amount, net of tax effect, has been presented as an extraordinary item.

6.	Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of September 30, 2001, the Company has authorized 1,000 shares of common stock. There are 10 shares of stock outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

7.	Income Taxes

The Company’s income tax expense for the nine months ended September 30, 2001 was $6 thousand, and incurred no income tax expense for the nine months ended September 30, 2000. The Company’s effective tax rate benefit was less than 1% for the nine months ended September 30, 2001. There were no significant differences between the statutory rates and the effective rates.

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

Mission Broadcasting, Inc. (“Mission”), formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

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

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $100.0 thousand per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months and the nine months ended September 30, 2000 and 2001 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 51.1% and 53.7% of our spot revenue for the nine months ended September 30, 2001 and September 30, 2000, respectively, was generated from local advertising which is sold by a station’s sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station’s market. National commission rates vary within the industry but are governed by each station’s agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

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

In addition to receiving certain services from Nexstar, Nexstar also guarantees our debt. Bastet is guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, and agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		2001		2000		2001
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited)				(Unaudited)
	(dollars in thousands)				(dollars in thousands)

Local	$989	41.4	$777	43.9	$2,953	44.3	$2,607	46.0
National	742	31.1	861	48.6	2,544	38.1	2,496	44.1
Political	540	22.6	9	0.5	843	12.6	215	3.8
Network compensation	101	4.2	106	6.0	298	4.5	301	5.3
Other	16	0.7	17	1.0	36	0.5	45	0.8

Total gross revenue	2,388	100.0	1,770	100.0	6,674	100.0	5,664	100.0
Less: Agency and national representative commissions	360	15.1	267	15.1	1,015	15.2	859	15.2

Net broadcast revenue	2,028	84.9	1,503	84.9	5,659	84.8	4,805	84.8
Trade and barter revenue	200		183		610		545
Revenue from Nexstar Finance, L.L.C.	39		39		108		117

Total net revenue	$2,267		$1,725		$6,377		$5,467

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		2001		2000		2001
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited)				(Unaudited)
	(dollars in thousands)				(dollars in thousands)

Total net revenue	$2,267	100.0	$1,725	100.0	$6,377	100.0	$5,467	100.0
Operating expenses:
Direct operating expense, net of trade	154	6.8	126	7.3	475	7.4	399	7.3
Selling, general and administrative expense	443	19.5	391	22.7	1,370	21.5	1,286	23.5
Selling, general and administrative expense paid to Nexstar Finance, L.L.C.	910	40.1	998	57.9	2,723	42.7	2,995	54.8
Trade and barter expense	207	9.1	193	11.2	611	9.6	548	10.0
Depreciation and amortization	454	20.0	431	25.0	1,372	21.5	1,306	23.9
Amortization of broadcast rights, excluding barter	119	5.2	168	9.7	299	4.7	488	8.9

Loss from operations	$(20)		$(582)		$(473)		$(1,555)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Net broadcast revenue for the three months ended September 30, 2001 was $1.5 million, a decrease of $0.5 million, compared to $2.0 million for the three months ended September 30, 2000. This decrease was primarily attributable to lower local and national revenue as a result of a general slowdown in the advertising industry and the terrorist attack on September 11, 2001. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the three months ended September 30, 2001 were $1.5 million, and were flat compared to $1.5 million for the three months ended September 30, 2000.

Amortization of broadcast rights, excluding barter, for the three months ended September 30, 2001 was $0.2 million, compared to $0.1 million for the three months ended September 30, 2000. Depreciation of property and equipment and amortization of intangible assets was $0.4 million for the three months ended September 30, 2001, compared with $0.5 million for the comparable period in 2000, a decrease of $0.1 million.

Loss from operations for the three months ended September 30, 2001 was $582 thousand as compared to loss from operations of $20 thousand for the three months ended September 30, 2000, an increase in net loss of $560 thousand. The increase in loss was primarily attributable to lower net revenues.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2001 was $0.8 million, compared to $0.6 million for the same period in 2000, an increase of $0.2 million. The increase was due to higher amounts of indebtedness outstanding, along with increased amortization on a higher balance of debt financing costs.

As a result of the factors discussed above, our net loss was $1.3 million for the three months ended September 30, 2001, compared to a net loss of $0.6 million for the same period in 2000, an increase in net loss of $0.7 million.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net broadcast revenue for the nine months ended September 30, 2001 was $4.8 million, a decrease of $0.9 million, compared to $5.7 million for the nine months ended September 30, 2000. Most of this decrease was attributed to a decrease in local and national revenue as a result of a general advertising slowdown and the terrorist attack on September 11, 2001. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the nine months ended September 30, 2001 were $4.7 million, compared to $4.6 million in the same period in 2000, an increase of $0.1 million, primarily attributable to a contractual increase in the shared service fee payable to Nexstar.

Amortization of broadcast rights, excluding barter, for the nine months ended September 30, 2001 was $0.5 million, compared to $0.3 million for the nine months ended September 30, 2000, an increase of $0.2 million. Depreciation of property and equipment and amortization of intangible assets was $1.3 million compared to $1.4 million in the same period in 2000.

Loss from operations for the nine months ended September 30, 2001 was $1.6 million as compared to $0.5 million for the nine months ended September 30, 2000, an increase in net loss of $1.1 million. Most of the decrease was due to the decrease in revenue.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2001 was $2.6 million, compared to $2.6 million for the same period in 2000.

In January 2001, we wrote off $0.3 million in debt financing costs, net of tax effect, as a result of refinancing our credit facility.

As a result of the factors discussed above, our net loss was $4.8 million for the nine months ended September 30, 2001 compared to $3.3 million for the same period in 2000, an increase in net loss of $1.5 million.

Liquidity and Capital Resources

As of September 30, 2001, cash and cash equivalents were $16 thousand compared to $137 thousand as of September 30, 2000.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facilities. Cash flows provided by operating activities were $0.3 million for the nine months ended September 30, 2001, as compared to cash flows used by operating activities of $0.1 million for the nine months ended September 30, 2000.

Cash used for investing activities was $0.3 million for the nine months ended September 30, 2001, as compared to $0.1 million for the nine months ended September 30, 2000. Cash used for investing activities for the nine months ended September 30, 2001 was the result of capital expenditures compared to capital expenditures of $0.1 million, net during 2000.

Cash used for financing activities were $0.1 million for the nine months ended September 30, 2001. The change in cash flows from financing activities for the nine months ended September 30, 2001 was the result of borrowings under the new senior credit facility of $47.8 million less the payment of related debt financing costs and the repayment of the existing senior credit facility.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility and continuation of the various service arrangements between Bastet and Nexstar, should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

Senior Credit Facility

On January 12, 2001, we entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing the facility provide for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. We share the credit facility with Mission Broadcasting of Wichita Falls, Inc., an affiliated company that is also 100% owned by David S. Smith. Interest rates associated with our credit facility are based, at our option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the agreement. Interest rates associated with our credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (6.34% at September 30, 2001). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to our credit agreement for that particular quarter on the unused portion of our credit facility loan commitment. Our credit facility is due and payable on the maturity date, January 12, 2007.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet and Mission Broadcasting of Wichita Falls, Inc. for that particular quarter. The revolving facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at September 30, 2001.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of September 30, 2001, $97.0 million was outstanding on the Nexstar credit facilities, which have a maximum commitment of $182.0 million. Nexstar was in compliance with its covenants at September 30, 2001.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations for WYOU until December 1, 2002; WFXP did not require an extension because the FCC has not yet issued it a DTV construction permit. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion for the nine months ended September 30, 2001. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At September 30, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Subsequent Events

Mission Broadcasting, Inc. (“Mission”), formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

In 2001 and 2002, Mission entered into the following transactions. On December 31, 2001, Mission Broadcasting of Joplin, Inc., (a subsidiary of Mission Broadcasting of Wichita Falls, Inc.) entered into a time brokerage agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C., the current owner of KODE. In September 2002, Mission Broadcasting of Joplin, Inc. purchased substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the purchase agreement, Mission Broadcasting of Joplin, Inc. has made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission Broadcasting of Joplin, Inc. made TBA payments of $35 thousand per month to GOCOM Broadcasting of Joplin, L.L.C. through September 2002.

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

        On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $100.0 thousand per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at September 30, 2001 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (6.34% at September 30, 2001). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interests rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), in a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,144	$2,344	$2,545	$2,746	$2,946

(1)	Includes the impact of the indebtedness of Mission Broadcasting of Wichita Falls, Inc.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

PART II

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securityholders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.	Exhibit Index
99.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350

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