Form 10-Q
period 2002-03-31
BASTET BROADCASTING INC
filed 2003-05-28
CIK 1142413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended March 31, 2002

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

Yes ☐ No ☒

As of March 31, 2002, Bastet Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith had 10 shares of common stock outstanding.

i

BASTET BROADCASTING, INC.

BALANCE SHEETS

	December 31, 2001	March 31, 2002
	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$544	$264
Accounts receivable, net of allowance for doubtful accounts of $54 and $28, respectively	1,608	1,300
Current portion of broadcast rights	1,161	1,058
Due from Mission Broadcasting of Wichita Falls, Inc.	––	256
Prepaid expenses and other current assets	20	16

Total current assets	3,333	2,894
Property and equipment, net	2,328	2,134
Broadcast rights	922	700
Other noncurrent assets	15	16
Goodwill, net	4,056	4,056
Intangible assets, net	9,626	9,484

Total assets	$20,280	$19,284

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$1,120	$1,026
Accounts payable	65	96
Accrued expenses	158	175
Interest payable	262	397
Due to Nexstar Finance, L.L.C.	5,239	5,239

Total current liabilities	6,844	6,933
Debt	46,143	46,143
Broadcast rights payable	965	739

Total liabilities	53,952	53,815
Commitments and contingencies (Note 8)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 10 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	—
Subscription receivable	—	—
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(18,147)	(17,983)
Accumulated deficit	(15,525)	(16,548)

Total shareholder’s deficit	(33,672)	(34,531)

Total liabilities and shareholder’s deficit	$20,280	$19,284

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
	(dollars in thousands)
Broadcast revenue (excluding trade and barter)	$1,691	$1,732
Less: commissions	(255)	(259)

Net broadcast revenue (excluding trade and barter)	1,436	1,473
Trade and barter revenue	189	203
Revenue from Nexstar Finance, L.L.C.	39	40

Total net revenue	1,664	1,716

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	181	187
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	466	466
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	998	750
Amortization of broadcast rights	306	324
Amortization of intangible assets	223	98
Depreciation	233	194

Total operating expenses	2,407	2,019

Loss from operations	(743)	(303)
Interest expense, including amortization of debt financing costs	(1,273)	(712)
Interest income	3	6
Other expenses, net	—	(3)

Loss before income taxes	(2,013)	(1,012)
Income tax expense	(2)	(11)

Net loss	$(2,015)	$(1,023)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription	Accumulated	In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of Each of the Two	Total Shareholder’s
	Shares	Par Value	Receivable	Deficit	Issuers	Deficit
					(dollars in thousands)
Balance at December 31, 2000 (Unaudited)	10	$—	$—	$(10,092)	$(13,419)	$(23,511)
Net loss	—	—	—	(2,015)	—	(2,015)
In-substance contribution to equity (Note 5)	—	—	—	—	327	327

Balance at March 31, 2001 (Unaudited)	10	—	—	(12,107)	(13,092)	(25,199)
Net loss	—	—	—	(3,418)	—	(3,418)
In-substance distribution from equity (Note 5)	—	—	—	—	(5,055)	(5,055)

Balance at December 31, 2001 (Unaudited)	10	—	—	(15,525)	(18,147)	(33,672)
Net loss	—	—	—	(1,023)	—	(1,023)
In-substance contribution to equity (Note 5)	—	—	—	—	164	164

Balance at March 31, 2002 (Unaudited)	10	$—	$—	$(16,548)	$(17,983)	$(34,531)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(2,015)	$(1,023)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation of property and equipment	233	194
Amortization of intangible assets	223	98
Amortization of debt financing costs	348	24
Amortization of broadcast rights, excluding barter	160	182
Payments for broadcast rights	(146)	(177)
Loss on asset disposal, net	—	3
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	396	338
Changes in assets and liabilities:
Decrease in accounts receivable	201	308
(Increase) decrease in prepaid expenses and other current assets	(14)	4
(Decrease) increase in accounts payable and accrued expenses	(170)	48
Increase (decrease) in interest payable	113	(16)
Increase in due from Mission Broadcasting of Wichita Falls, Inc.	—	(256)
Increase in amounts due to Nexstar Finance, L.L.C.	1,018	—

Net cash provided by (used for) operating activities	347	(273)

Cash flows from investing activities:
Additions to property and equipment	(313)	(3)

Net cash used for investing activities	(313)	(3)

Cash flows from financing activities:
Proceeds from debt issuance	23,887	—
Repayment of loans	(23,247)	—
Payments for debt financing costs	(722)	(4)

Net cash used for financing activities	(82)	(4)

Net decrease in cash and cash equivalents	(48)	(280)
Cash and cash equivalents at beginning of year	144	544

Cash and cash equivalents at end of period	$96	$264

Noncash financing activities:
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$(69)	$(174)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business Operations

Bastet Broadcasting, Inc. (the “Company”) was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. The Company completed its first acquisition in January 1998 with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. The Company subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania in November 1998. Through various local service agreements with subsidiaries of Nexstar Finance, L.L.C. (“Nexstar”), Bastet is provided with various management, sales or other services. Bastet has a time brokerage agreement for WFXP with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue in exchange for monthly payments to us. Bastet has a shared services agreement for WYOU with Nexstar. Pursuant to the shared services agreement, Nexstar provides news production and technical maintenance, among other services, but does not provide the services of senior management personnel, programming or sales.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Goodwill and Other Intangible Assets

Intangible assets include FCC licenses, network affiliation agreements, and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

        SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company will complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of its stations. The valuation assumptions used in the discounted cash flow model reflected anticipated future operating results and cash flow based on our business plan. The test resulted in no impairment being identified. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $0.1 million. FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical start-up whose only asset is the FCC license. The test resulted in no impairment being identified. The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended March 31,
	2001	2002
	(Unaudited) (dollars in thousands)
Net loss	$(2,015)	$(1,023)
Add:
Goodwill amortization, net of tax	29	—
Indefinite-lived intangible asset amortization, net of tax	71	—

Net loss—as adjusted	$(1,915)	$(1,023)

Long-lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company’s financial statements.

3.    Related Party Transactions

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $11 thousand in expense for each of the three month periods ended March 31, 2001 and 2002.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the financial statements.

4.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2001	March 31, 2002
		(Unaudited) (dollars in thousands)
Network affiliation agreements	15	$5,341	$5,341
FCC licenses	indefinite	5,785	5,785
Debt financing costs	term of debt	1,473	1,477
Other intangible assets	1-15	221	221

		12,820	12.824
Less: accumulated amortization		(3,194)	(3,340)

Intangible assets, net of accumulated amortization		$9,626	$9,484

Goodwill	indefinite	4,056	4,056

Intangible assets and goodwill		$13,682	$13,540

Total amortization expense from definite-lived intangible assets (excluding debt financing costs) for the year ended December 31, 2001 and the three months ended March 31, 2002 was $0.4 million and $0.1 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant costs or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a resonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangible assets, excluding goodwill, at December 31, 2001 and March 31, 2002 was $4.3 million. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table represents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets, including debt financing costs, recorded as of December 31, 2001 (dollars in thousands):

Year Ending December 31,
2002	$ 512
2003	512
2004	512
2005	502
2006	492

5.    Debt

Long-term debt consists of the following:

	December 31, 2001	March 31, 2002
	(Unaudited) (dollars in thousands)
Revolving credit facility(1)	$46,143	$46,143

(1)	The indebtedness includes borrowings by Mission Broadcasting of Wichita Falls, Inc., an affiliated company and a co-borrower of the facility.

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

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the credit facility. Interest rates associated with the credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 5.54% at March 31, 2002). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

The parties of the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $149.0 million. As of March 31, 2002, Nexstar had $84.5 million outstanding. Nexstar and the parties to the Bastet/Mission credit facility were in compliance with all covenants at March 31, 2002.

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

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company expensed $0.3 million, related to certain debt financing costs. The amount, net of tax benefit, is included in interest expense pursuant to adoption of SFAS No. 145.

6.    Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of March 31, 2002, the Company has authorized 1,000 shares of common stock. There are 10 shares of stock outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

7.    Income Taxes

The Company’s income tax expense for the three months ended March 31, 2002 was $11 thousand, compared to $2 thousand for the three months ended March 31, 2001. The Company’s effective tax rate benefit was less than 1% for the three months ended March 31, 2002 and 0% for the three months ended March 31, 2001. There were no significant differences between the statutory rates and the effective rates.

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

9.    Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combination, which prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Bastet adopted SFAS No. 145 for the year ended December 31, 2002 and as a result has reclassified $0.3 million of extraordinary loss from refinancing of credit facility to interest expense for the year ended December 31, 2001.

10.    Subsequent Events

Mission Broadcasting, Inc. (“Mission”), formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

In 2001 and 2002, Mission entered into the following transactions: On December 31, 2001, Mission Broadcasting of Joplin, Inc. (a subsidiary of Mission Broadcasting of Wichita Falls, Inc.) entered into a time brokerage agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C., the current owner of KODE. In September 2002, Mission Broadcasting of Joplin, Inc. purchased substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the purchase agreement, Mission Broadcasting of Joplin, Inc. has made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission Broadcasting of Joplin, Inc. made TBA payments of $35 thousand per month to GOCOM Broadcasting of Joplin, L.L.C. through September 2002.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months ended March 31, 2002 and 2001 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 54.2% and 52.8% of our spot revenue for the periods ended March 31, 2002 and March 31, 2001, respectively, was generated from local advertising which is sold by a station’s sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station’s market. National commission rates vary within the industry but are governed by each station’s agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

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

Station Agreements

Bastet has a time brokerage agreement for WFXP with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue in exchange for monthly payments to us. Bastet has a shared services agreement for WYOU with Nexstar, which requires the payment of a monthly fee by WYOU (subject to annual increases) in return for Nexstar providing services that include news production and technical maintenance.

In addition to receiving certain services from Nexstar, Nexstar also guarantees our debt. Bastet is guarantor of the senior credit facility entered into by and the senior subordinated notes issued by Nexstar.

Our shareholder, David S. Smith, has granted Nexstar purchase options, which were amended on October 18, 2002, on each station to acquire its assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of indebtedness. These option agreements are freely exercisable or assignable by Nexstar without the consent or approval of David S. Smith.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated, each type of revenue (other than trade and barter) as a percentage of total gross revenue, and agency and national sales representative commissions:

	Three Months Ended March 31,
	2001		2002
	Amount	%	Amount	%
	(Unaudited)
	(dollars in thousands)

Local	$835	49.4	$829	47.9
National	747	44.2	700	40.4
Political	3	0.2	98	5.7
Network compensation	88	5.2	99	5.7
Other	18	1.0	6	0.3

Total gross revenue	1,691	100.0	1,732	100.0
Less: Agency and national representative commissions	255	15.1	259	15.0

Net broadcast revenue	1,436	84.9	1,473	85.0
Trade and barter revenue	189		203
Revenue from Nexstar Finance, L.L.C.	39		40

Total net revenue	$1,664		$1,716

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2001		2002
	Amount	%	Amount	%
	(Unaudited)
	(dollars in thousands)

Total net revenue	$1,664	100.0	$1,716	100.0
Operating expenses:
Direct operating expense, net of trade	140	8.4	127	7.4
Selling, general and administrative expense	466	28.0	466	27.2
Selling, general and administrative expense paid to Nexstar Finance, L.L.C.	998	60.0	750	43.7
Trade and barter expense	187	11.2	202	11.8
Depreciation and amortization	456	27.4	292	17.0
Amortization of broadcast rights, excluding barter	160	9.6	182	10.6

Loss from operations	$(743)		$(303)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net broadcast revenue for the three months ended March 31, 2002 was $1.5 million, a decrease of $0.1 million, compared to $1.4 million for the three months ended March 31, 2001. The increase was attributable to increased political revenues in 2002.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the three months ended March 31, 2002 were $1.3 million, compared to $1.6 million for the three months ended March 31, 2001. The decrease was due to contractual decreases in the shared service fees in 2002 payable to Nexstar.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2002 was $0.2 million, compared to $0.2 million for the three months ended March 31, 2002. Depreciation of property and equipment and amortization of intangible assets was $0.3 million for the three months ended March 31, 2002, compared to $0.5 million for the three months ended March 31, 2001. The decrease is attributable to the Company ceasing amortization of indefinite-lived assets, including goodwill.

Loss from operations for the three months ended March 31, 2002 was $0.3 million as compared to $0.7 million for the three months ended March 31, 2001. The improvement was primarily due to the contractual decreases in the shared service fees in 2002.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2002 was $0.7 million, compared to $1.3 million for the same period in 2001, a decrease of $0.6 million. The decrease was primarily attributable to lower cost of funds and in January 2001, we wrote off $0.3 million in debt financing costs, net of tax effect, as a result of refinancing our credit facility, with the $0.3 million included in 2001 interest expense.

As a result of the factors discussed above, our net loss was $1.0 million for the three months ended March 31, 2002 compared to $2.0 million for the same period in 2001, a decrease in net loss of $1.0 million. The loss in 2001 included an extraordinary loss of $0.3 million from refinancing of the Company’s credit facility.

Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents were $0.3 million compared to $0.1 million as of March 31, 2001.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facilities. Cash flows used by operating activities were $0.3 million for the three months ended March 31, 2002, as compared to cash flows provided by operating activities of $0.3 million for the three months ended March 31, 2001.

Cash used for investing activities was $3 thousand for the three months ended March 31, 2002, as compared to $0.3 million for the three months ended March 31, 2001. Cash used for investing activities for the three months ended March 31, 2002 was the result of capital expenditures.

Cash used for financing activities was $4.0 thousand for the three months ended March 31, 2002, compared to cash flows used for financing activities for the three months ended March 31, 2001of $82.0 thousand. The change in cash flows from financing activities for the three months ended March 31, 2001 was the result of borrowings under the new senior credit facility of $23.9 million less the payment of related debt financing costs and the repayment of the existing senior credit facility.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility, and continuation of the various service agreements between Bastet and Nextar, should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

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

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the agreement. Interest rates associated with our credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 5.54% at March 31, 2002). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to our credit agreement for that particular quarter on the unused portion of our credit facility loan commitment. Our credit facility is due and payable on the maturity date, January 12, 2007.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet and Mission Broadcasting of Wichita Falls, Inc. for that particular quarter. The revolving facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at March 31, 2002.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of March 31, 2002, $82.0 million was outstanding on the Nexstar credit facilities, which have a maximum commitment of $149.0 million. Nexstar was in compliance with its covenants at March 31, 2002.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations for WYOU until December 1, 2002; WFXP did not require an extension of time because it has not yet received a DTV construction permit. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion for the three months ended March 31, 2002. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At March 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Bastet adopted SFAS No. 145 for the year ended December 31, 2002 and as a result has reclassified $0.3 million of extraordinary loss from refinancing of credit facility to interest expense for the year ended December 31, 2001.

Subsequent Events

Mission Broadcasting, Inc. (“Mission”), formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

In 2001 and 2002, Mission entered into the following transactions: On December 31, 2001, Mission Broadcasting of Joplin, Inc. (a subsidiary of Mission Broadcasting of Wichita Falls, Inc.) entered into a time brokerage agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C., the current owner of KODE. In September 2002, Mission Broadcasting of Joplin, Inc. purchased substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the purchase agreement, Mission Broadcasting of Joplin, Inc. has made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission Broadcasting of Joplin, Inc. made TBA payments of $35 thousand per month to GOCOM Broadcasting of Joplin, L.L.C. through September 2002.

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

All borrowings at March 31, 2002 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 5.41% to 5.54% at March 31, 2002). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represent one percentage point), for a twelve month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,043	$2,273	$2,504	$2,735	$2,966

(1)	Includes the impact of the indebtedness of Mission Broadcasting of Wichita Falls, Inc.

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