Form 10-Q
period 2002-06-30
BASTET BROADCASTING INC
filed 2003-05-28
CIK 1142413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended June 30, 2002

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

As of June 30, 2002, Bastet Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith had 10 shares of common stock outstanding.

i

BASTET BROADCASTING, INC.

BALANCE SHEETS

	December 31, 2001	June 30, 2002
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$544	$267
Accounts receivable, net of allowance for doubtful accounts of $54 and $32, respectively	1,608	1,483
Current portion of broadcast rights	1,161	955
Due from Mission Broadcasting of Wichita Falls, Inc	––	402
Prepaid expenses and other current assets	20	71

Total current assets	3,333	3,178
Property and equipment, net	2,328	1,959
Broadcast rights	922	478
Other noncurrent assets	15	15
Goodwill, net	4,056	4,056
Intangible assets, net	9,626	9,337

Total assets	$20,280	$19,023

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$1,120	$933
Accounts payable	65	58
Accrued expenses	158	226
Interest payable	262	63
Due to Nexstar Finance, L.L.C.	5,239	5,556

Total current liabilities	6,844	6,836
Debt	46,143	46,143
Broadcast rights payable	965	514

Total liabilities	53,952	53,493
Commitments and contingencies (Note 8)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 10 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	—	—
Subscription receivable	—	—
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(18,147)	(17,443)
Accumulated deficit	(15,525)	(17,027)

Total shareholder’s deficit	(33,672)	(34,470)

Total liabilities and shareholder’s deficit	$20,280	$19,023

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Broadcast revenue (excluding trade and barter)	$2,203	$2,398	$3,895	$4,131
Less: commissions	(336)	(367)	(592)	(626)

Net broadcast revenue (excluding trade and barter)	1,867	2,031	3,303	3,505
Trade and barter revenue	173	202	361	405
Revenue from Nexstar Finance, L.L.C.	39	37	78	77

Total net revenue	2,079	2,270	3,742	3,987

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	155	190	336	377
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	430	449	895	916
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	998	750	1,997	1,500
Amortization of broadcast rights	305	324	611	648
Amortization of intangible assets	222	98	444	196
Depreciation	198	194	431	387

Total operating expenses	2,308	2,005	4,714	4,024

(Loss) income from operations	(229)	265	(972)	(37)
Interest expense, including amortization of debt financing costs	(867)	(746)	(2,140)	(1,458)
Interest income	3	2	6	8
Other expenses, net	(329)	—	(329)	(4)

Loss before income taxes	(1,422)	(479)	(3,435)	(1,491)
Income tax expense	(3)	—	(5)	(11)

Net loss	$(1,425)	$(479)	$(3,440)	$(1,502)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

					In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statementsof Each of the Two
	Common Stock		Subscription Receivable	Accumulated Deficit		Total Shareholder’s Deficit
	Shares	Par Value			Issuers
					(dollars in thousands)
Balance at December 31, 2000 (Unaudited)	10	$—	$—	$(10,092)	$(13,419)	$(23,511)
Net loss	—	—	—	(3,440)	—	(3,440)
In-substance contribution to equity (Note 5)	—	—	—	—	808	808

Balance at June 30, 2001 (Unaudited)	10	—	—	(13,532)	(12,611)	(26,143)
Net loss	—	—	—	(1,993)	—	(1,993)
In-substance distribution from equity (Note 5)	—	—	—	—	(5,536)	(5,536)

Balance at December 31, 2001 (Unaudited)	10	—	—	(15,525)	(18,147)	(33,672)
Net loss	—	—	—	(1,502)	—	(1,502)
In-substance contribution to equity (Note 5)	—	—	—	—	704	704

Balance at June 30, 2002 (Unaudited)	10	$—	$—	$(17,027)	$(17,443)	$(34,470)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2002
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,440)	$(1,502)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation of property and equipment	431	387
Amortization of intangible assets	444	196
Amortization of debt financing costs	372	49
Amortization of broadcast rights, excluding barter	320	364
Payments for broadcast rights	(290)	(353)
Loss on asset disposal, net	329	3
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	751	677
Changes in assets and liabilities:
Decrease in accounts receivable	34	125
Increase in prepaid expenses and other current assets	(13)	(51)
(Decrease) increase in accounts payable and accrued expenses	(165)	61
Increase (decrease) in interest payable	40	(123)
Increase in due from Mission Broadcasting of Wichita Falls, Inc.	––	(402)
Increase in amounts due to Nexstar Finance, L.L.C.	1,536	317

Net cash provided by (used for) operating activities	349	(252)

Cash flows from investing activities:
Additions to property and equipment	(333)	(21)

Net cash used for investing activities	(333)	(21)

Cash flows from financing activities:
Proceeds from debt issuance	47,774	—
Repayment of loans	(47,134)	—
Payments for debt financing costs	(736)	(4)

Net cash used for financing activities	(96)	(4)

Net decrease in cash and cash equivalents	(80)	(277)
Cash and cash equivalents at beginning of year	144	544

Cash and cash equivalents at end of period	$64	$267

Noncash financing activities:
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$57	$27

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

In addition to providing the Company with certain services, Nexstar guarantees the debt of the Company. The Company guarantees certain indebtedness of Nexstar. (See Note 5 and Note 8).

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of the Company’s stations. The valuation assumptions used in the discounted cash flow model reflected future operating results and cash flow based on our business plan. The test resulted in no impairment being identified. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $0.1 million.

FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset on a station by station basis as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is the FCC license. The test resulted in no impairment being identified.

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)
	(Unaudited)		(Unaudited)
Net loss	$(1,425)	$(479)	$(3,440)	$(1,502)
Add:
Goodwill amortization, net of tax	30	––	59	––
Indefinite-lived intangible asset amortization, net of tax	122	––	193	––

Net loss-as adjusted	$(1,273)	$(479)	$(3,188)	$(1,502)

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

3.    Related Party Transactions

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $23 thousand and $22 thousand in expense for the six months ended June 30, 2002 and 2001, respectively.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the financial statements.

4.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2001	June 30, 2002
		(Unaudited) (dollars in thousands)
Network affiliation agreements	15	$5,341	$5,341
FCC licenses	indefinite	5,785	5,785
Debt financing costs	term of debt	1,473	1,477
Other intangible assets	1-15	221	221

		12,820	12,824
Less: accumulated amortization		(3,194)	(3,487)

Intangible assets, net of accumulated amortization		$9,626	$9,337

Goodwill, net	indefinite	4,056	4,056

Intangible assets and Goodwill		$13,682	$13,393

Total amortization expense from definite-lived intangible assets (excluding debt financing costs) for the year ended December 31, 2001 and six months ended June 30, 2002 was $0.4 million and $0.2 million, respectively. The carrying value of indefinite-lived intangible assets, excluding goodwill, at December 31, 2001 and June 30, 2002 was $4.3 million. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets, including debt financing costs, recorded as of December 31, 2001: (dollars in thousands)

Year ending December 31,
2002	$ 512
2003	512
2004	512
2005	502
2006	492

5.    Debt

Long-term debt consists of the following:

	December 31, 2001	June 30, 2002
	(Unaudited) (dollars in thousands)
Revolving credit facility(1)	$46,143	$46,143

(1)	The indebtedness includes borrowings by Mission Broadcasting of Wichita Falls, Inc., an affiliated company and a co-borrower of the facility.

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

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the credit facility. Interest rates associated with the credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carry value.

The parties of the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $149.0 million. As of June 30, 2002, Nexstar had $81.8 million outstanding. Nexstar and the parties to the Bastet/Mission credit facility were in compliance with all covenants at June 30, 2002.

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

6.    Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of June 30, 2002, the Company has authorized 1,000 shares of common stock. There are 10 shares of stock outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

7.    Income Taxes

The Company’s income tax expense for the six months ended June 30, 2002 was $11 thousand, compared to income tax expense of $5 thousand for the six months ended June 30, 2001. The Company’s effective tax rate benefit was less than 1% for the six months ended June 30, 2002 and June 30, 2001. There were no significant differences between the statutory rates and the effective rates.

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

9.    Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business combination, which prospectively prohibits the pooling of interest method of accounting for business combinations, initiated after June 30, 2001.

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

10.    Subsequent Events

Mission Broadcasting, Inc. “Mission”, formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

In 2001 and 2002, Mission entered into the following transactions. On December 31, 2001, Mission Broadcasting of Joplin, Inc. (a subsidiary of Mission Broadcasting of Wichita Falls, entered into a time brokerage agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C., the current owner of KODE. In September 2002, Mission Broadcasting of Joplin, Inc. purchased substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the purchase agreement, Mision Broadcasting of Joplin, Inc. has made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission Broadcasting of Joplin, Inc. made TBA payments of $35 thousand per month to GOCOM Broadcasting of Joplin, L.L.C. through September 2002.

Mission entered into a shared services agreement (“SSA”) with KSNF, a Nexstar-owned station in Joplin, Missiour, on April 1, 2002. As a result of the SSA with KSNF and the purchase of KODE, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA. Mision purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months and the six months ended June 30, 2002 and 2001 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 55.6% and 52.8% of our spot revenue for the six months ended June 30, 2002 and June 30, 2001, respectively, was generated from local advertising which is sold by a station’s sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station’s market. National commission rates vary within the industry but are governed by each station’s agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated, each type of revenue (other than trade and barter) as a percentage of total gross revenue, and agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited)				(Unaudited)
	(dollars in thousands)				(dollars in thousands)
Local	$995	45.1	$1,122	46.8	$1,831	47.0	$1,951	47.3
National	888	40.3	859	35.8	1,635	42.0	1,559	37.7
Political	203	9.2	310	12.9	206	5.3	408	9.9
Network compensation	107	4.9	107	4.5	195	5.0	207	5.0
Other	10	0.5	—	—	28	0.7	6	0.1

Total gross revenue	2,203	100.0	2,398	100.0	3,895	100.0	4,131	100.0
Less: Agency and national representative commissions	336	15.3	367	15.3	592	15.2	626	15.2

Net broadcast revenue	1,867	84.7	2,031	84.7	3,303	84.8	3,505	84.8
Trade and barter revenue	173		202		361		405
Revenue from Nexstar Finance, L.L.C.	39		37		78		77

Total net revenue	$2,079		$2,270		$3,742		$3,987

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited)				(Unaudited)
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$2,079	100.0	$2,270	100.0	$3,742	100.0	$3,987	100.00
Operating expenses:
Direct operating expense, net of trade	133	6.4	133	5.9	271	7.2	260	6.5
Selling, general and administrative expense	430	20.7	449	19.8	895	23.9	916	23.0
Selling, general and administrative expense paid to Nexstar Finance, L.L.C.	998	48.0	750	33.0	1,997	53.4	1,500	37.6
Trade and barter expense	167	8.0	199	8.8	356	9.5	401	10.1
Depreciation and amortization	420	20.2	292	12.9	875	23.4	583	14.6
Amortization of broadcast rights, excluding barter	160	7.7	182	8.0	320	8.6	364	9.1

(Loss) income from operations	$(229)		$265		$(972)		$(37)

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001.

Net broadcast revenue for the three months ended June 30, 2002 was $2.0 million, an increase of $0.1 million, compared to $1.9 million for the three months ended June 30, 2001. This increase was primarily attributable higher political revenue.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the three months ended June 30, 2002 were $1.3 million, compared to $1.6 million for the three months ended June 30, 2001, a decrease of $0.3 million. The decrease was primarily attributable to a contractual reduction of the shared services fee payable to Nexstar.

Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2002 was $0.2 million, compared to $0.2 million for the three months ended June 30, 2001. Depreciation of property and equipment and amortization of intangible assets was $0.3 million for the three months ended June 30, 2002, compared with $0.4 million for the comparable period in 2001, a decrease of $0.1 million. The decrease was attributable to the Company ceasing amortization on indefinite-lived assets, including goodwill.

Income from operations for the three months ended June 30, 2002 was $0.3 million as compared to loss from operations of $0.2 million for the three months ended June 30, 2001, an improvement of $0.5 million. The improvement was primarily attributable to higher net revenues, coupled with lower depreciation and amortization expense and the contractual reduction of the shared services fee.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2002 was $0.7 million, compared to $0.9 million for the same period in 2001, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in the cost of funds.

As a result of the factors discussed above, our net loss was $0.5 million for the three months ended June 30, 2002, compared to a net loss of $1.4 million for the same period in 2001, a decrease in net loss of $0.9 million. The loss in 2001 included expense of $0.3 million related to loss on disposal of assets.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net broadcast revenue for the six months ended June 30, 2002 was $3.5 million, an increase of $0.2 million, compared to $3.3 million for the six months ended June 30, 2001. This increase was attributed to an increase in political revenue.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the six months ended June 30, 2002 were $2.7 million, compared to $3.2 million for the six months ended June 30, 2001. The decrease was primarily attributable to a contractual reduction of the shared services fee payable to Nexstar.

Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2002 was $0.4 million, compared to $0.3 million for the six months ended June 30, 2001, an increase of $0.1 million. Depreciation of property and equipment and amortization of intangible assets was $0.6 million for the six months ended June 30, 2002, compared to $0.9 million for the same period in 2001. The decrease is attributable to the Company ceasing amortization on indefinite-lived assets, including goodwill.

Loss from operations for the six months ended June 30, 2002 was $40 thousand as compared to $1.0 million for the six months ended June 30, 2001. The improvement was primarily attributable to higher net revenues, lower depreciation and amortization and a contractual reduction of the shared services fee.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2002 was $1.5 million, compared to $2.1 million for the same period in 2001, a decrease of $0.6 million. The decrease was primarily attributable to a decrease in the cost of funds and in January 2001, we wrote off $0.3 million in debt financing costs, net of tax effect, as a result of refinancing our credit facility, with the $0.3 million included in 2001 interest expense.

As a result of the factors discussed above, our net loss was $1.5 million for the six months ended June 30, 2002 compared to $3.4 million for the same period in 2001, a decrease in net loss of $1.9 million. The loss in 2001 included expense of $0.3 million related to loss on disposal of assets.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents were $0.3 million compared to $64 thousand as of June 30, 2001.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facilities. Cash flows used by operating activities were $0.3 million for the six months ended June 30, 2002, as compared to cash flows provided by operating activities of $0.3 million for the six months ended June 30, 2001.

Cash used for investing activities was $21 thousand for the six months ended June 30, 2002, as compared to $0.3 million for the six months ended June 30, 2001. Cash used for investing activities was for the purpose of capital expenditures.

Cash used for financing activities were $4 thousand for the six months ended June 30, 2002, compared to $0.1 million for the six months ended June 30, 2001. The change in cash flows from financing activities for the six months ended June 30, 2001 was the result of borrowings under the new senior credit facility of $47.8 million less the payment of related debt financing costs and the repayment of the existing senior credit facility.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility, and continuation of the various service arrangements between Bastet and Nexstar, should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

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

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the agreement. Interest rates associated with our credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to our credit agreement for that particular quarter on the unused portion of our credit facility loan commitment. Our credit facility is due and payable on the maturity date, January 12, 2007.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of June 30, 2002, $81.8 million was outstanding on the Nexstar facilities, which have a maximum commitment of $149.0 million. Nexstar was in compliance with its covenants at June 30, 2002.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet and Mission Broadcasting of Wichita Falls, Inc. for that particular quarter. The revolving facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at June 30, 2002.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations for WYOU until December 1, 2002; WFXP did not require an extension of time because it has not yet received a DTV construction permit. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion for the six months ended June 30, 2002. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At June 30, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Subsequent Events

Mission Broadcasting, Inc., formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

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

All borrowings at June 30, 2002 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represent one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,015	$2,245	$2,477	$2,707	$2,937

(1)	Includes the impact of the indebtedness of Mission Broadcasting of Wichita Falls, Inc.

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

10.1

Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.3

Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

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