Form 10-K
period 2001-12-31
BASTET BROADCASTING INC
filed 2003-06-03
CIK 1142413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐  No ☒

As of December 31, 2001, Bastet Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith had 10 shares of common stock outstanding.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Bastet” refers to Bastet Broadcasting, Inc. Bastet has entered into time brokerage and shared services agreements on behalf of its stations with television stations owned by subsidiaries of Nexstar Finance, L.L.C. (“Nexstar”), but Bastet does not own any of the equity interests in Nexstar. For a description of the relationship between Bastet and Nexstar, see “Certain Relationships and Related Transactions.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Nielsen Station Index dated November 2001 as estimated by the A.C. Nielsen Company as published in BIA Investing in Television, 4th ed. 2001.

Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Neilsen Station Index for Sunday to Saturday, 7:00 AM to 1:00AM dated November 2001 and (2) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (3) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: King of the Hill, The Simpsons (20th Century Fox Film Corporation), Judge Judy, Entertainment Tonight, Spin City (Paramount Distribution), and Friends (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LLP).

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect new information or subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.    Business

Overview

Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. We completed our first acquisition in January 1998 with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. We subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania in November 1998.

Through various local service agreements with Nexstar, Bastet is provided with various management, sales or other services. WFXP has entered into a time brokerage agreement with Nexstar pursuant to which Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue. WYOU has entered into a shared services agreement with Nexstar pursuant to which Nexstar shares services with WYOU including news production, technical maintenance and security, in exchange for a monthly service fee paid to Nexstar.

In addition to providing us with certain services, Nexstar also guarantees our debt. We are a guarantor of the senior credit facilities entered into by and the senior subordinated notes issued by Nexstar.

Our shareholder, David S. Smith, has granted Nexstar purchase options which were amended on October 18, 2002, on each station to acquire its assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in us under accounting principles generally accepted in the United States (“U.S. GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and us to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations. For more information about our local service agreements with Nexstar, see “Certain Transactions.”

We are a corporation formed in 1997. Our principal offices are at 409 Lackawanna Ave., Scranton, PA, 18503. Our telephone number is (570) 961-2222.

Business Strategy

We seek to maximize growth through the following strategies:

Emphasize Local Sales.    We employ a high-quality local sales force at WYOU to capitalize on our investment in local programming. We seek to maximize local advertising revenues, which are generally more stable than national advertising revenues and which we directly manage through our own local sales force. For the year ended December 31, 2001, the percentage of our total spot revenues, excluding political, from local advertising was 50.8%, while for the year ended December 31, 2000, our total spot revenues, excluding political, from local advertising was 54.5%. While we maintain strict cost controls, we have increased the quality of our local sales force. We invest in our sales personnel by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Maintain Strict Cost Controls.    We emphasize strict controls on station operating costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings opportunities at our stations.

Our Stations

The following chart sets forth general information about our stations:

Station	Market	Market Rank	Affiliation	Station Rank(1)	Commercial Stations in Market(2)
WYOU(3)	Wilkes Barre-Scranton, PA	52	CBS	3	4
WFXP(4)	Erie, PA	143	Fox	4	4

(1)	Station ranking in market is determined by audience shares from November 2001.
(2)	The term “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielson reporting standards.
(3)	Operated under a shared services agreement with Nexstar.
(4)	Operated under a time brokerage agreement with Nexstar.

Wilkes Barre-Scranton, PA

Market Profile.    Wilkes Barre-Scranton, Pennsylvania is the 52nd largest DMA in the United States, with a population of over 1.4 million and 568,000 television households as of December 31, 2001. Cable penetration in the Wilkes Barre-Scranton market is estimated to be 81% as of December 31, 2001. The Wilkes Barre-Scranton television market is expected to grow at a compound annual rate of 4.5% from 2001 to 2005. Average household income is estimated to be $41,046 as of December 31, 2001.

The table below provides an overview of the four commercial television stations in the Wilkes Barre-Scranton, Pennsylvania DMA:

				Audience Share Summary 9AM to Midnight (%)
Calls	Channel	Affiliation	Owner	Nov-01	Jul-01	May 01	Nov 00
WBRE	28	NBC	Nexstar Broadcasting Group	13	11	13	13
WYOU	22	CBS	Bastet Broadcasting, Inc.	11	9	11	11
WNEP	16	ABC	The New York Times Company	16	17	19	17
WOLF/WILF	56/53	FOX	Pegasus Communications Corporation	7	4	4	6

WYOU

Station Profile.    We acquired WYOU, a CBS affiliate, in January 1998 and entered into a shared services agreement with Nexstar. For the November 2001 ratings period, WYOU ranked third in its market, with an audience share of 11.0%. The station’s syndicated programming includes King of the Hill, Entertainment Tonight, and Judge Judy.

Erie, PA

Market Profile. Erie, Pennsylvania is the 143rd largest DMA in the United States, with a population of approximately 416,000 and 156,000 television households as of December 31, 2001. Cable penetration in the Erie market is estimated to be 67% as of December 31, 2001. The Erie television market is expected to grow at a compound annual rate of 4.5% from 2001 to 2005. Average household income is estimated to be $42,596 as of December 31, 2001.

The table below provides an overview of the four commercial stations in the Erie, Pennsylvania DMA:

				Audience Share Summary 9AM to Midnight (%)
Calls	Channel	Affiliation	Owner	Nov-01	Jul-01	May 01	Nov 00
WJET	24	ABC	Nexstar Broadcasting Group	14	15	18	15
WFXP	66	FOX	Bastet Broadcasting, Inc.	6	4	4	4
WICU	12	NBC	SJL Communications LP	15	12	15	18
WSEE	35	CBS	Initial Broadcasting of PA	19	17	19	18

WFXP

Station Profile.    We purchased WFXP, a Fox affiliate, in November 1998. The station is operated under a time brokerage agreement with Nexstar. For the November 2001 ratings period, WFXP ranked fourth in its market, with an audience share of 6.0%. WFXP’s syndicated programming includes Friends, The Simpsons and Spin City.

Industry Background

The Television Broadcasting Industry

Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any remaining disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

The Market for Television Programming

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the station’s “rating,” which is a percentage of the total potential audience in the market viewing a station, or the station’s “share,” which is the percentage of the audience actually watching television. Nielsen provides this data on the basis of local television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station’s ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenues, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming, along with cash payments in some cases, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenue from the time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources.

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, and to a lesser extent, with radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial stations.

Developments in the Television Market

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through the 1990s, however, this level of dominance changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration in the 1980s and 1990s, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 67.0% to 81.0%.

In acquiring programming to supplement network programming, network affiliates compete with other broadcasting stations in their markets. Cable systems generally do not compete with local stations for programming. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television, or DTV, transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel. Under current FCC guidelines, all commercial television station operators were required to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002, unless an extension of time is granted. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. By the end of 2006, the FCC expects television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government, provided that 85.0% of households within the relevant DMA have the capability to receive a digital signal.

Advertising Sales

General

Television station revenues are primarily derived from the sale of local and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities. Television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

All network-affiliated stations are required to carry spot advertising sold by their networks, which reduces the amount of advertising spots available for sale by our station. WYOU sells all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining all of the revenues received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular regional or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations’ local sales staffs.

Advertising rates are based upon a program’s popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the station’s sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

Local Sales

Local advertising time is sold by a station’s local sales staff, who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising are generally more stable and more controllable. We seek to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers by relying on our experienced local sales force with strong community ties, broadcasting news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms, which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Our stations are affiliated with their networks pursuant to affiliation agreements. WYOU is affiliated with CBS, and WFXP is affiliated with Fox.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. Additionally, CBS pays a fee for each hour of network programming that WYOU broadcasts, which varies with the time of the day. Typically, “prime-time” programming (Monday through Saturday from 8:00 p.m. to 11:00 p.m., Eastern time, and Sunday from 7:00 p.m. to 11:00 p.m., Eastern time) generates the highest hourly rates.

Our CBS affiliation agreement with WYOU expires on December 31, 2007. Our Fox affiliation agreement for WFXP expires on June 30, 2006.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

Audience.    Stations compete for viewership generally against all other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on each station is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Our stations program non-network time periods with a combination of news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only. A majority of the daily programming on our Fox affiliated station consists of programming of this kind.

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in most local markets. However, the development of methods of video transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience. Other sources of competition include home entertainment systems, such as VCRs, DVDs and television game devices. Transmission of video programming over broadband Internet may be a future source of competition to television broadcasters.

Although cable television systems were initially used to retransmit broadcast television programming to subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for these audiences, and the increased competition could have an adverse effect on our advertising revenues.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels or direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

Programming.    Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Friends) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL/Time Warner, Inc., Viacom Communications, Inc. and The News Corporation Limited, each of which has a television network, also own or control major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the new networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising.    Advertising rates are based upon a number of factors including:

•	the size of the market in which the station operates;

•	a program’s popularity among the viewers that an advertiser wishes to attract;

•	the number of advertisers competing for the available time;

•	the demographic makeup of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the station’s sales forces; and

•	development of projects, features and programs that tie advertiser messages to programming.

In addition to competing with other media outlets for audience share, our stations compete for advertising revenues with:

•	other television stations in their respective markets; and

•	other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and the Internet.

Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934 (“Communications Act”), as amended, and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

License Grant and Renewal.    Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely renewed under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether granting the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal, the FCC ultimately grants the renewal without a hearing.

No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application unless the FCC first determines that the incumbent licensee is not entitled to license renewal.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcasting licensee without prior FCC approval.

Ownership Matters.    The FCC has rules which establish limits on the ownership of broadcast stations. The ownership limits apply only to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of five percent or more (twenty percent or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than thirty-three percent of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over fifteen percent of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station, or daily newspaper.

Local Ownership (Duopoly Rule).    Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using A.C. Nielsen Company’s DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the commonly owned stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second market station in cases where the second station is failed, failing or unbuilt. Absent these circumstances ownership of only one television station in a market is permitted. “Satellite” stations were an exception to the prior FCC local ownership/duopoly rules and remain an exception under the new rules.

The FCC now attributes and counts towards the local ownership limits another in-market station that a station owner operates pursuant to a local marketing agreement if it provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996, are exempt from attribution for approximately five years from the adoption of the revised rule (which was adopted in 1999); this “grandfathered” period is subject to possible extension. Parties to local marketing agreements entered into on or after November 5, 1996, that would result in attribution of two stations in a market in violation of the ownership limits had until August 5, 2001, to come into compliance with the new ownership rules. The U.S. Court of Appeals for the District of Columbia Circuit has remanded this rule to the FCC for further consideration with respect to the number of media “voices” that must remain in the market to allow a duopoly. On September 12, 2002, the FCC initiated an “omnibus” rulemaking proceeding in which it is considering revisions to this rule. Comments were due in this rulemaking proceeding by January 2, 2003, and reply comments by February 3, 2003. This proceeding is now under consideration by the FCC.

In the Erie market, Nexstar provides more than 15% of the programming to our station under a time brokerage agreement. The time brokerage agreement was entered into prior to November 5, 1996. Therefore, it is grandfathered under the FCC’s ownership rules and we and Nexstar may continue to operate under the terms of that agreement until at least 2004.

National Ownership.    There is no nationwide limit on the number of television stations which a party may own. However, no party may have an attributable interest in television stations which, in the aggregate, cover more than 35.0% of all U.S. television households. In calculating the nationwide audience coverage, the ownership of UHF stations is counted as 50.0% of a market’s percentage of the total national audience. The stations we own have a combined national audience reach of less than 1% of television households. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s decision not to modify or repeal this rule and remanded this rule to the FCC for further consideration. The National Association of Broadcasters and the FCC filed with the Court of Appeals a request for rehearing or rehearing en banc of this decision. The Court of Appeals denied rehearing. Revisions to this rule are now under consideration in the FCC’s “omnibus” rulemaking proceeding on broadcast ownership referred to above.

Radio/Television Cross-Ownership Rule.    The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least twenty independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than twenty but greater than or equal to ten, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than ten independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market. When the FCC adopted the new one-to-a-market limits in August 1999, it eliminated the waiver policy that previously applied for failed stations.

Local Television/Newspaper Cross-Ownership Rule.    The FCC prohibits any party from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A signal contour encompasses the entire community in which the newspaper is published. In September, 2001, the FCC issued a Notice of Proposed Rule Making in which the FCC proposed to eliminate its local television/daily newspaper cross-ownership prohibition. Comments were filed in December 2001 and reply comments were due February 15, 2002. However, the FCC has consolidated this proceeding with its “omnibus” proceeding that began on September 12, 2002.

Cable “Must-Carry” or Retransmission Consent Rights.    Every three years television broadcasters are required to make an election whether they choose to exercise their “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 2002, and is effective for the three-year period beginning January 1, 2003. The next election date is October 1, 2005, for the three-year period beginning January 1, 2006.

If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all the required conditions to exist.

If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the station’s consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system’s carriage of the station.

WYOU has elected to exercise its retransmission consent rights rather than must-carry status, and has negotiated retransmission consent agreements with cable television systems in its market. The terms of these agreements, which have a three year term, provide for the carriage of the station’s signals. WFXP has opted for must-carry status.

Direct-to-Home Satellite Services and Must-Carry.    In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute requires providers of direct broadcast satellite services such as DirecTV and EchoStar, by January 1, 2002, to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. Until January 1, 2002, satellite service providers were allowed (but not required) to retransmit a local station’s signal within its market upon that station’s consent. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service.

Prior to January 1, 2002, in those markets where satellite providers had elected to provide carriage of local television stations, such carriage was generally limited to the local affiliates of the major networks, including ABC, CBS, NBC and Fox. As of January 1, 2002, satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now providing other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. A judicial challenge to the SHVIA must-carry requirement was unsuccessful. At this time there is no satellite carriage of any local stations in our markets; however, EchoStar and DirecTV have provided notice that they intend to begin such service in the Wilkes Barre-Scranton market. We cannot state when or if such carriage will commence.

In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must-carry status. The first election, which was to be made by July 1, 2001, for carriage to commence January 1, 2002, is for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Digital Television.    Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new advanced television channels to existing broadcast stations in the first half of 1997. For each licensed television station, the FCC allocated a matching DTV channel (which is different from the station’s analog channel). In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage area replicate their analog coverage area. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may reduce its geographic coverage area. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Under current FCC guidelines, all commercial television station operators were required to begin broadcasting with DTV transmission systems no later than May 1, 2002 unless they obtained an extension of time. We have received an extension of time to begin digital operations for WYOU. WFXP was not required to seek an extension of time because the FCC has not yet issued WFXP a DTV construction permit. Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV only operation. At the end of the transition period, these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. Our stations currently fall within the first or second group.

Station operators with both their analog and DTV channels inside the core will be required to select which of their assigned channels they will use for permanent DTV operation before the end of the transition period. (The FCC has not set a date for this election.) These operators may elect to continue to use their current DTV channel or switch their DTV operation to their current analog channel. The channel not selected for permanent DTV operation will be returned to the FCC at the end of the transition period. WYOU falls in this category. The FCC has not yet established the permanent DTV channel selection process for stations that have one or both channels outside the DTV core channels. WFXP operates on analog channel 66, so it will be required to use its DTV channel 22 for permanent operations.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) fifteen percent or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. We cannot predict whether conditions will exist in our markets such that the DTV transition period will be extended under any of these provisions.

We estimate that the conversion to DTV will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal programming. In addition, for some of our stations, we may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

With respect to cable system carriage of television stations that are broadcasting both an analog and DTV signal, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must-carry rights for both their analog and DTV signals. The FCC has pending a rulemaking proceeding examining whether to allow such stations to assert must-carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must-carry rights for its DTV signal.

The exercise of must-carry rights by a television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems are not required to carry internet, e-commerce or other ancillary services provided over

DTV signals if those services are not related to the station’s primary video programming carried on the cable system. Digital television signals that are carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC in November 2000 declined to address whether television stations’ must-carry rights as to satellite service providers, which went into effect January 1, 2002, will also apply to stations’ DTV signals. The FCC said it would address this issue at the same time it considers digital carriage issues for cable television.

Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. Commercial television stations also are required to pay the FCC five percent of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

Programming and Operation.    The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising;

•	sponsorship identifications;

•	contest and lottery advertising;

•	obscene and indecent broadcasts; and

•	technical operations, including limits on radio frequency radiation.

On November 7, 2002, the FCC adopted new Equal Employment Opportunity (“EEO”) rules, which became effective March 10, 2003. These new rules require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years. The new EEO rules also impose annual reporting requirements on all broadcast licensees.

The Telecommunications Act of 1996 directs the FCC to establish, if the broadcast industry does not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a “V-Chip” that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines.

The FCC imposes restrictions on the terms of network affiliation agreements. Among other things, these rules prohibit a television station from entering into any affiliation agreement that: (i) requires the station to clear time for network programming that the station previously scheduled for other use; and (ii) precludes the preemption of network programs that the station determines are unsuitable for its audience with the substitution of a program the station believes is of greater local or national importance. The FCC is currently reviewing several of its rules governing the relationship between networks and their affiliates. We are unable to predict the outcome of this review.

Potential Relaxation of Certain Rules.     Certain of the FCC’s rules and regulations regarding the ownership of television broadcast stations may be relaxed in the future, including the Local Ownership Duopoly Rule, the National Ownership Rule and the Local Television/Newspaper Cross-Ownership Rule. The FCC launched an “omnibus proceeding” to determine whether to relax or eliminate several of its media ownership rules and has included its open proceeding on the Local Television/Newspaper Cross-Ownership Rule in the new proceeding. The FCC anticipates issuing a decision(s) in the omnibus proceeding in 2003.

Proposed Legislation and Regulations.    The FCC’s ongoing rulemaking proceedings concerning implementation of the transition from analog to digital television broadcasts and revisions of its media ownership rules are likely to have a significant impact on the television industry and the operation of our stations. In addition, the FCC may decide to initiate other new rulemaking proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2001, we had a total of 22 employees comprised of 21 full-time and 1 part-time. As of December 31, 2001, none of our employees were covered by collective bargaining agreements.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2001, we had $46.1 million of debt, including the indebtedness of a co-borrower of the credit facility, which represented 370.0% of our total capitalization. Our high level of debt could have important consequences to our business. For example it could:

•	limit our ability to pursue acquisition opportunities;

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

In addition, our high level of debt requires us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. The following table sets forth, as of December 31, 2001, the approximate aggregate amount of principal scheduled to mature for the periods referenced.

	Total	2002	2003-2004	2005-2006	Thereafter
	(dollars in thousands)
Senior credit facility(1)	$46,143	—	—	—	$46,143

(1)	The indebtedness includes the borrowings of Mission Broadcasting of Wichita Falls, Inc., a co-borrower of the facility.

We could also incur additional debt in the future. The terms of our senior credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage related risks described above.

The agreements governing our debt contain various covenants that limit our management’s discretion in the operation of our business.

Our senior credit facility contains various covenants that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	merge, consolidate or transfer all or substantially all of our assets;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets or stock of our subsidiaries; and

•	enter into transactions with affiliates.

In addition, our senior credit facility requires us to maintain or meet certain financial ratios, including consolidated leverage ratios and interest coverage ratios. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

We guarantee $160.0 million of Senior Subordinated Notes and $82.0 million of outstanding bank loans issued or drawn by Nexstar Finance, L.L.C.

If Nexstar Finance, L.L.C. is unable to meet its obligations under the indenture governing the senior subordinated notes or the senior credit facilities agreement, we can be held liable for those obligations under the guarantees. At December 31, 2001, Nexstar had $57.0 million of unused commitments available under their senior credit facilities.

The revenue generated by stations we operate could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Each of the stations we own has a network affiliation agreement—one station has a primary affiliation agreement with CBS and one with Fox. CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while Fox provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreement with CBS, we also receive cash compensation from the network.

The CBS network affiliation agreement expires in December, 2007. The Fox network affiliation agreement expires in June, 2006. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements see, “Business-Network Affiliations.”

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $5.4 million, $3.5 million and $4.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2001, we had an accumulated deficit of $15.5 million. We may not be able to achieve or maintain profitability.

Nexstar will provide the necessary financial and other resources to Bastet, via the continuation of the various service arrangements in place between Bastet and Nexstar, for at least the next 12 months from December 31, 2001, in order to enable Bastet to continue to operate as a going concern.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would increase our net loss, which in turn could materially and adversely affect our results of operations.

Approximately $13.7 million, or 67.5%, of our total assets as of December 31, 2001, consists of unamortized intangible assets. Intangible assets principally include network affiliation agreements, FCC licenses and goodwill. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which will become effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also requires us to complete a transitional test of our goodwill and FCC licenses for impairment

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive our revenue primarily from the sale of advertising time. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

•	the health of the economy in the local markets where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	fluctuations in pricing for local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based media, particularly newspapers, cable television, Internet and radio;

•	the decreased demand for political advertising in non-election years; and

•	changes in the makeup of the population in the areas where our stations are located.

Because businesses generally reduce their advertising budgets during economic recessions or downturns, our reliance on advertising revenue makes our operating results particularly susceptible to prevailing economic conditions. In general, advertising revenue declined substantially in 2001 due in large part to the economic recession and the terrorist attack on September 11, 2001. We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in advertising revenue could have a significant negative impact on our financial results.

Our business is characterized generally by high fixed costs, primarily for debt service, broadcast rights, operating leases and personnel. Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with the increase or decrease in advertising revenue. As a result, a relatively small change in advertising prices could have a disproportionate effect on our financial results. Accordingly, a minor shortfall in expected revenue could have a significant negative impact on our financial results.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures for which we might not see a return on our investment.

The FCC required all commercial television stations in the United States to start broadcasting in digital format by May 1, 2002 unless the FCC granted an extension. Stations may broadcast both analog and digital signals until December 31, 2006, when they must abandon the analog format, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The digital transmissions may initially be low-power, but full-power transmission will be required by a date to be established by the FCC.

It will be expensive to convert from the current analog format to digital format. Our current estimate is that this conversion will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal transmission. We may have to undertake capital expenditures for our stations to modify our tower structures and to purchase studio and production equipment that can support digital format. The transition to digital television, or DTV, eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if and when the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

In addition, digital technology could expose us to additional competition since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, compared to only one channel today using analog technology. We do not know what effect this will have on the competitive landscape in our industry.

If we are unable to meet our extended deadline for DTV broadcasting, we may be subject to FCC sanction.

FCC regulations require that, absent an extension, all commercial television stations had to begin broadcasting with DTV transmission systems no later than May 1, 2002. WYOU received an extension. WFXP has not yet been issued a DTV construction permit and therefore does not need an extension. On May 16, 2002, the FCC proposed a graduated set of sanctions for television broadcasters who fail to meet the DTV deadline and fail to receive an extension of time. The FCC recently adopted the proposed sanctions which range—depending on how long it takes a station to complete DTV construction—from requiring broadcasters to submit their plans to complete DTV construction to the FCC, to rescinding broadcasters’ DTV authorizations and requiring them to surrender their analog licenses at the end of the DTV transition.

Federal satellite legislation could adversely affect our broadcast business by increasing competition within our markets.

The Satellite Home Viewer Improvement Act of 1999 could have an adverse effect on our stations’ audience shares and advertising revenue. This legislation allows satellite carriers to provide, under certain circumstances, the signals of distant stations with the same network affiliations as our station to more television viewers in our markets than would have been permitted under previous law. The availability of another station with the same network affiliation as ours in our markets could negatively affect our audience share and, therefore, our revenue and earnings. In addition the legislation allows satellite carriers to provide local television signals by satellite within a station’s market so long as they carry all local stations in that market. To date, satellite carriers are not offering the carriage of any local stations in our markets; however, we have received notice that DirecTV and EchoStar intend to begin service in Wilkes Barre-Scranton in the near future.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television and the Internet.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

In addition, on February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal in its entirety the local television/cable cross-ownership rule, which prohibits any cable television system from carrying the signal of any television broadcast station with a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. As a result of such repeal, cable systems and co-located television stations now may be commonly-owned. This means that the operator of a cable system that carries one of our stations could become the owner of a competing station in the market.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States of America engages in foreign hostilities or in the event there is a terrorist attack against the United States of America. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

Item 2.    Properties

We lease and own facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio—News Bureau/Office	Leased	6,977 Sq. Ft.	12/1/04
Sales Office	Leased	800 Sq. Ft.	10/31/04
Tower/Transmitter Site	100% Owned	120.33 Acres	—
Tower/Transmitter Site	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site	Leased	10,000 Sq. Ft.	Month/Month
WFXP—Erie, PA
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/04
Office-Studio	Leased	100 sq. ft.	4/1/06

Item 3.     Legal Proceedings

We are currently not involved in any litigation.

Item 4.    Submission of Matters to a Vote of Shareholder

We did not submit any matter to a vote of our shareholder during the fourth quarter of 2001.

PART II

Item 5.    Market for Common Stock and Related Stockholder Matters

Market Information

As of December 31, 2001, Bastet’s common equity was not traded on any market. As of December 31, 2001, David S. Smith was the sole shareholder of Bastet and held 10 shares of common stock. Bastet has never paid any dividends.

Item 6.    Selected Financial Data

The selected historical financial data presented below for the years ended December 31, 2001, 2000, 1999 and 1998 has been derived from our audited financial statements. Bastet began operations on January 5, 1998 with the acquisition of WYOU. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
	2001	2000	1999	1998
	(dollars in thousands)
Statement of Operations Data:
Net broadcast revenue(1)	$6,813	$8,392	$7,245	$7,979
Trade and barter revenue	785	820	1,116	1,079
Revenue from Nexstar Finance, L.L.C.	153	142	146	—

Total net revenue	7,751	9,354	8,507	9,058
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	713	835	820	1,651
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown separately below)	1,664	1,805	1,941	1,962
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	3,993	3,630	3,300	1,750
Amortization of broadcast rights	1,281	1,075	1,552	1,491
Depreciation and amortization	1,738	1,823	1,870	1,894

Income (loss) from operations	(1,638)	186	(976)	310
Interest expense, including amortization of debt financing costs	3,247	3,559	3,378	2,428
Interest income	(12)	(25)	(21)	(25)
Other expense, net	236	197	122	—

Loss before income taxes	(5,109)	(3,545)	(4,455)	(2,093)
Income tax expense	—	—	—	—

Loss before extraordinary loss from refinancing of credit facility	(5,109)	(3,545)	(4,455)	(2,093)
Extraordinary loss from refinancing of credit facility, net of income tax effect	(324)	—	—	—

Net loss	$(5,433)	$(3,545)	$(4,455)	$(2,093)

Balance Sheet Data (end of period):
Cash and cash equivalents	$544	$144	$373	$211
Net intangible assets	13,682	13,778	14,696	15,237
Total assets	20,280	21,328	22,268	23,699
Total debt	46,143	39,067	39,067	23,100
Total shareholder’s deficit	(33,672)	(23,511)	(21,487)	(2,093)
Working capital (deficit)	(3,511)	(1,278)	(1,079)	934

Other Financial Data:
Capital expenditures, net	$271	$270	$349	$138
Cash payments for broadcast obligations	622	651	478	460

(1)	Net broadcast revenue is defined as revenue net of agency and national representative commissions, excluding trade and barter revenue.

See note to selected historical financial data

NOTE TO THE SELECTED HISTORICAL FINANCIAL DATA

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6 “Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Introduction

The operating revenue of our stations is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The primary operating expenses consist of commissions on revenues, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. CBS compensates our affiliated station for distributing the networks’ product over the air and for keeping a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to retain some of the inventory as compensation to eliminate or reduce the cash cost for the license. The latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

Advertising rates are based upon (1) a program’s popularity among the viewers that an advertiser wishes to target, (2) the number of advertisers competing for the available time, (3) the size and the demographic composition of the market served by the station, (4) the availability of alternative advertising media in the market area and (5) the effectiveness of the stations’ sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 50.8% and 54.5% of our spot revenue for the years ended December 31, 2001 and December 31, 2000, respectively, was generated from local advertising which is sold by a station’s sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station’s market. National commission rates vary within the industry but are governed by each station’s agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

The advertising revenue of WYOU is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered years resulting from political advertising and, if applicable, advertising aired during the Olympic Games.

Station Agreements

We have the following local service agreements with subsidiaries of Nexstar:

•	WYOU has a shared services agreement with Nexstar, which allows Nexstar to provide services for WYOU, including news production, technical maintenance and security in exchange for Nexstar’s right to receive fixed monthly payments from us.

•	WFXP has a time brokerage agreement with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to us.

Our shareholder, David S. Smith, has granted Nexstar purchase options, which were amended on October 18, 2002, on each station to acquire its assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in us under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. In order for Nexstar and us to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of broadcast revenue as a percentage of total gross broadcast revenue, as well as agency and national sales representative commissions:

	Years Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Local	$3,549	44.1	$3,979	40.0	$4,024	47.0
National	3,444	42.8	3,325	33.5	3,611	42.2
Political	593	7.4	2,177	21.9	395	4.6
Network compensation	405	5.0	412	4.1	426	5.0
Other	54	0.7	46	0.5	105	1.2

Total gross broadcast revenue	8,045	100.0	9,939	100.0	8,561	100.0
Less: Agency and national representative commissions	1,232	15.3	1,547	15.6	1,316	15.4

Net broadcast revenue	6,813	84.7	8,392	84.4	7,245	84.6
Trade and barter revenue	785		820		1,116
Revenue from Nexstar Finance, L.L.C.	153		142		146

Total net revenue	$7,751		$9,354		$8,507

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Years Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$7,751	100.0	$9,354	100.0	$8,507	100.0
Operating expenses:
Direct operating expenses, net of trade	525	6.8	636	6.8	647	7.6
Selling, general and administrative expenses	1,664	21.5	1,805	19.3	1,941	22.8
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	3,993	51.5	3,630	38.8	3,300	38.8
Trade and barter expenses	788	10.2	812	8.7	1,122	13.2
Depreciation and amortization	1,738	22.4	1,823	19.5	1,870	22.0
Amortization of broadcast rights, excluding barter	681	8.8	462	4.9	603	7.1

Income (loss) from operations	$(1,638)		$186		$(976)

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Net broadcast revenue for the year ended December 31, 2001 was $6.8 million, a decrease of $1.6 million, compared to $8.4 million for the year ended December 31, 2000. A general slowdown in the advertising industry, the terrorist attack on September 11, 2001 and the non-recurring political advertising are the primary components of the decrease in broadcast revenue. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the year ended December 31, 2001 were $6.2 million, compared to $6.1 million for the year ended December 31, 2000, an increase of $0.1 million. The increase was primarily attributable to a contractual increase in the shared services fee payable to Nexstar, partially offset by a reduction of utility costs and sales commissions.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2001 was $0.7 million, compared to $0.5 million for the year ended December 31, 2000. The amortization for the year ended December 31, 2000 is lower than normal as a result of a write down in asset value for short term broadcast rights in December 1999. Depreciation of property and equipment and amortization of intangible assets were $1.7 million for the year ended December 31, 2001, compared with $1.8 million for the comparable period in 2000.

Loss from operations for the year ended December 31, 2001 was $1.6 million as compared to income from operations of $0.2 million for the year ended December 31, 2000, a decrease of $1.8 million. The decrease was primarily attributable to lower net revenue and the increase in the shared services fee described above.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2001 was $3.2 million, compared to $3.6 million for the same period in 2000, a decrease of $0.4 million. The decrease was primarily attributable to a decrease in the cost of funds due to the lower prevailing interest rates in 2001 as compared to 2000.

In January 2001, we wrote off $0.3 million in debt financing costs, net of the tax effect, as a result of refinancing our credit facility.

As a result of the factors discussed above, our net loss was $5.4 million for the year ended December 31, 2001, compared to a net loss of $3.5 million for the same period in 2000, an increase in net loss of $1.9 million.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

Net broadcast revenue for the year ended December 31, 2000 was $8.4 million, an increase of $1.2 million, compared to $7.2 million for the year ended December 31, 1999. Most of this increase was attributed to increased political advertising as 2000 had a close presidential election, congressional elections and senatorial elections in Pennsylvania, while 1999 had only state and local elections. Local revenues were relatively flat. The increased pressure on inventory during the months nearest the November election resulted in increased rates and an increase in the amount of inventory sold in each time period, leaving less inventory for national advertisers.

Direct operating expenses and selling, general and administrative expenses and corporate overhead, net of trade, for the year ended December 31, 2000 were $6.1 million, as compared to $5.9 million for the same period in 1999, a $0.2 million increase. The increase is primarily attributable to an increase in the shared services fees.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2000 was $0.5 million, compared to $0.6 million for the year ended December 31, 1999, a decrease of $0.1 million. The amortization for the year ended December 31, 2000 is lower than normal as a result of a write down in asset value for short term broadcast rights in December 1999. Depreciation of property and equipment and amortization of intangible assets were $1.8 million for the year ended December 31, 2000, compared with $1.9 million for the same period in 1999.

Income from operations for the year ended December 31, 2000 was $0.2 million as compared to a loss from operations of $1.0 million for the year ended December 31, 1999. The improvement in operating results was primarily attributable to increased revenue as described above.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2000 was $3.6 million, compared to $3.4 million for the same period in 1999, an increase of $0.2 million. The increase is attributable to an increase in the cost of funds.

As a result of the factors discussed above, our net loss was $3.5 million for the year ended December 31, 2000, compared to a net loss of $4.5 million for the same period in 1999, a decrease in net loss of $1.0 million.

Liquidity and Capital Resources

As of December 31, 2001, cash and cash equivalents were $0.5 million compared to $0.1 million as of December 31, 2000.

Our primary sources of liquidity are cash flows from operating activities, including the timing of payments to Nexstar, and the senior credit facility.

Cash flows provided by operating activities were $0.8 million for the year ended December 31, 2001, as compared to $0.1 million for the year ended December 31, 2000. Changes to our net cash flows from operating activities are primarily the result of the timing of payments to Nexstar.

Cash flows used for investing activities were $0.3 million for the year ended December 31, 2001, consistent with the year ended December 31, 2000. Cash flows used for investing activities for the years ended December 31, 2001 and 2000 were the result of capital expenditures of $0.3 million. We expect capital expenditures for 2002 to approximate $0.2 million, partially as a result of converting to a low-power digital television transmission system. We estimate that the conversion will require approximately $0.2 million per station. WYOU is scheduled to complete the conversion in 2002 with the WFXP conversion and related expenditures to occur in 2003.

Cash flows used for financing activities were $0.1 million for the year ended December 31, 2001, compared to $37.0 thousand for the year ended December 31, 2000. The change in cash flows from financing activities for the year ended December 31, 2001 was the result of (1) borrowings under the new senior credit facility of $23.9 million simultaneous with a repayment of $23.2 million on the existing credit facility and a subsequent borrowing and repayment of $23.9 million and (2) borrowing of $6.0 million less a repayment of $6.0 million and the repayment of the existing senior credit facility and related debt financing costs. At December 31, 2001, $11.9 million of the revolving credit facility was available for use.

As of December 31, 2000, cash and cash equivalents were $0.1 million, compared to $0.4 million as of December 31, 1999.

Our primary sources of liquidity are cash flows from operating activities, including the timing of payments to Nexstar and the senior credit facility.

Cash flows provided by operating activities for the year ended December 31, 2000 were $0.1 million, compared to $0.6 million for the year ended December 31, 1999. Changes in our net cash flows from operating activities were primarily the result of the timing of payments to Nexstar.

Cash flows used for investing activities were $0.3 million for the years ended December 31, 2000 and 1999. Cash flows used for investing activities were the result of capital expenditures at the stations.

Cash flows used for financing activities were $37.0 thousand for the year ended December 31, 2000, as compared to $77.0 thousand for the year ended December 31, 1999. Cash flows used for financing activities in 1999 were debt financing costs associated with the refinancing of the credit facility.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facilities and continuation of the various agreements with Nexstar should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

Senior Credit Facility

On January 12, 2001, we entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing our facility provide for a revolving credit facility in the amount of $43.0 million. We share the credit facility with Mission Broadcasting of Wichita Falls, Inc., an affiliated company that is also 100% owned by David S. Smith. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. On November 14, 2001, the credit facility was further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and we anticipated noncompliance in future periods. Interest rates associated with our credit facility are based, at our option, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet and Mission Broadcasting of Wichita Falls, Inc. for that particular quarter. The facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at December 31, 2001.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of December 31, 2001, $82.0 million was outstanding on the Nexstar facilities. Nexstar was in compliance with the covenants contained in the credit agreement governing its senior credit facilities at December 31, 2001.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations at WYOU. WFXP has not yet received a construction permit and therefore, does not need an extension. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion in 2001. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2002	2003-2004	2005-2006	Thereafter
	(dollars in thousands)
Senior credit facility(1)	$46,143	$—	$—	$—	$46,143
Cash interest on debt(1)	13,005	2,584	5,168	5,168	85
Employment agreements	342	57	114	114	57
Broadcast rights obligations	1,197	615	516	66	—
Broadcast rights future commitments	333	74	216	43	—
Operating lease obligations	378	115	229	22	12

Total contractual cash obligations	$61,398	$3,445	$6,243	$5,413	$46,297

(1)	Includes the indebtedness of Mission Broadcasting of Wichita Falls, Inc., a co-borrower on the facility.

We do not have any rating downgrade triggers that would accelerate the maturity date of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew the existing credit facility or obtain access to a new credit facility in the future and could increase the cost of such facility.

We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

The preparation of our financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts were $54 thousand and $48 thousand at December 31, 2001 and 2000, respectively.

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2001, the amounts of our current broadcast rights and noncurrent broadcast rights were $1.2 million and $0.9 million, respectively.

We recognize broadcast revenue during the financial statement period in which advertising was aired. We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. We recorded $0.6 million, $0.6 million and $0.9 million of barter revenue for the years ended December 31, 2001, 2000 and 1999, respectively. We recorded $0.2 million of trade revenue for each of the years ended December 31, 2001, 2000 and 1999.

We record a valuation allowance to reduce our deferred tax assets by the amount that is not likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interest, will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill and FCC licenses. We tested our goodwill and FCC licenses under the new standard, which resulted in no impairment upon adoption. During the year ended December 31, 2001, we incurred amortization expense related to FCC licenses and goodwill of $0.4 million and $0.1 million, respectively. Our future net income will not be impacted by amortization expense related to goodwill or FCC licenses as a result of implementing SFAS No. 142 on January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on our financial statements in 2002.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2001 under our senior credit facility bear interest at the base rate, or Eurodollar rate, plus the applicable margin, as defined (ranging from 5.40% to 5.60% at December 31, 2001). Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow of operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point) for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,123	$2,353	$2,584	$2,815	$3,045

(1)	Includes the impact of indebtedness of Mission Broadcasting of Wichita Falls, Inc., a co-borrower of the facility.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

Item 8.    Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 14 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers

The table below sets forth information about our board of directors and executive officers:

Name	Age	Position With Company
David S. Smith	47	President, Treasurer and Director
Nancie J. Smith	49	Vice President and Secretary

David S. Smith has served as President and Treasurer of Bastet Broadcasting, Inc. since December 1997. In addition, Mr. Smith serves as President and Treasurer of Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Amarillo, Inc. and Mission Broadcasting of Amarillo License, Inc. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990 to 1995. He is currently an ordained Evangelical Lutheran Church of America pastor at St. Paul Lutheran Church in Sharon Center, Ohio.

Nancie J. Smith has served as Vice President and Secretary of Bastet Broadcasting Inc. since December 1997. In addition, Mrs. Smith serves as Vice President and Secretary of Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Amarillo, Inc. and Mission Broadcasting of Amarillo License, Inc. Nancie J. Smith is married to David S. Smith.

Item 11.    Executive Compensation

Summary Compensation Table

The table below summarizes the compensation paid to the executive officers for the years ended December 31, 1999, 2000 and 2001.

	Fiscal Year	Annual Compensation		All Other Compensation
		Salary	Bonus
David S. Smith	2001	$56,530	—	—
President, Treasurer and Director	2000	56,529	—	—
	1999	56,529	—	—

Nancie J. Smith	2001	$2,080	—	—
Vice President and Secretary	2000	2,080	—	—
	1999	1,360	—	—

Employment Agreements

We are a party to a management agreement among Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Amarillo, Inc., Bastet, David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.2 million per year for certain management services and Nancie J. Smith is paid by the hour for certain management services. Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Amarillo, Inc. are 100% owned by David S. Smith. The compensation in the table above includes Bastet’s portion of the management agreement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

David S. Smith owns 100% of the outstanding equity interests in Bastet, which comprise 10 shares of common stock.

Item 13.    Certain Relationships and Related Transactions

Time Brokerage Agreement and Shared Services Agreements

We have local service agreements with subsidiaries of Nexstar in both of our markets.

In Erie, Pennsylvania, we have a time brokerage agreement dated as of April 1, 1996, as amended, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue.

In Wilkes Barre-Scranton, Pennsylvania, we have a shared services agreement dated as of January 5, 1998, which has an initial term of 10 years. The shared services include news production and technical maintenance, among other services, but do not include the services of senior management personnel, programming or sales.

The table below indicates the financial arrangements each of our stations have with Nexstar:

Station	Type of Agreement	1999 Consideration (to) from Nexstar	2000 Consideration (to) from Nexstar	2001 Consideration (to) from Nexstar
WYOU	Shared Services Agreement	$(3,300)	$(3,630)	$(3,993)
WFXP	Time Brokerage Agreement	$146	$142	$153

Option Agreements

In consideration of Nexstar’s guarantee of our indebtedness, we have granted Nexstar options to purchase the assets of the stations in Erie and Wilkes Barre-Scranton, subject to prior FCC approval. Our shareholder, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

•	In Erie, Nexstar has an option agreement with Bastet and David S. Smith, dated as of November 30, 1998, as amended, to acquire the assets of WFXP.

•	In Wilkes Barre-Scranton, Nexstar has an option agreement with Bastet and David S. Smith, dated as of May 19, 1998, as amended, to purchase the assets of WYOU.

Under the terms of these option agreements, as amended on October 18, 2002, Nexstar may exercise the options upon written notice to us. In each option agreement, the exercise price of the option equals the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of its indebtedness. Bastet and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

(1)  Financial Statements.    The following financial statements of Bastet Broadcasting, Inc. have been included on pages F-1 through F-15 of this Annual Report on Form 10-K:

•	Report of Independent Accountants

•	Balance Sheets at December 31, 2001 and December 31, 2000

•	Statements of Operations for the years ended December 31, 2001, December 31, 2000 and December 31, 1999

•	Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2001, December 31, 2000 and December 31, 1999

•	Statements of Cash Flows for years ended December 31, 2001, December 31, 2000 and December 31, 1999

•	Notes to Financial Statements

(3)  Exhibits.    The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

Bastet Broadcasting, Inc. filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASTET BROADCASTING, INC.

By:	/s/ DAVID S. SMITH
David S. Smith President and Treasurer

May	30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 30, 2003.

Name	Title

/S/ DAVID S. SMITH David S. Smith	Director, President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

I, David S. Smith, President and Treasurer of Bastet Broadcasting, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Bastet Broadcasting, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: May 30, 2003

By:	/s/ DAVID S. SMITH
David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

BASTET BROADCASTING, INC.

Report of Independent Accountants

To the Shareholder of Bastet Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Bastet Broadcasting, Inc. (the “Company”) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Finance, L.L.C., which is discussed in Notes 1, 3, 6 and 9.

PricewaterhouseCoopers LLP

Boston, Massachusetts

November 15, 2002, except as to Note 12,

which is as of May 9, 2003

BASTET BROADCASTING, INC.

BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$544	$144
Accounts receivable, net of allowance for doubtful accounts of $54 and $48, respectively	1,608	1,560
Current portion of broadcast rights	1,161	1,192
Prepaid expenses and other current assets	20	3

Total current assets	3,333	2,899
Property and equipment, net	2,328	3,151
Broadcast rights	922	1,485
Other noncurrent assets	15	15
Intangible assets, net	13,682	13,778

Total assets	$20,280	$21,328

Liabilities and Shareholder’s Deficit
Current Liabilities:
Current portion of broadcast rights payable	$1,120	$1,034
Accounts payable	65	157
Accrued expenses	158	244
Interest payable	262	18
Due to Nexstar Finance, L.L.C.	5,239	2,724

Total current liabilities	6,844	4,177
Debt	46,143	39,067
Broadcast rights payable	965	1,595

Total liabilities	53,952	44,839
Commitments and contingencies (Note 9)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 10 shares issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Subscription receivable	—	—
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(18,147)	(13,419)
Accumulated deficit	(15,525)	(10,092)

Total shareholder’s deficit	(33,672)	(23,511)

Total liabilities and shareholder’s deficit	$20,280	$21,328

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(dollars in thousands)
Broadcast revenue (excluding trade and barter)	$8,045	$9,939	$8,561
Less: commissions	(1,232)	(1,547)	(1,316)

Net broadcast revenue (excluding trade and barter)	6,813	8,392	7,245
Trade and barter revenue	785	820	1,116
Revenue from Nexstar Finance, L.L.C.	153	142	146

Total net revenue	7,751	9,354	8,507

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	713	835	820
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown separately below)	1,664	1,805	1,941
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	3,993	3,630	3,300
Amortization of broadcast rights	1,281	1,075	1,552
Amortization of intangible assets	889	896	889
Depreciation	849	927	981

Total operating expenses	9,389	9,168	9,483

Income (loss) from operations	(1,638)	186	(976)
Interest expense, including amortization of debt financing costs	(3,247)	(3,559)	(3,378)
Interest income	12	25	21
Other expense, net	(236)	(197)	(122)

Loss before income taxes	(5,109)	(3,545)	(4,455)
Income tax expense	—	—	—

Loss before extraordinary loss from refinancing of credit facility	(5,109)	(3,545)	(4,455)
Extraordinary loss from refinancing of credit facility, net of tax effect (Note 6)	(324)	—	—

Net loss	$(5,433)	$(3,545)	$(4,455)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2001, 2000 and 1999

					In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of Each of the Two Issuers

						Total Shareholder’s Deficit
	Common Stock		Subscription Receivable	Accumulated Deficit
	Shares	Par Value
	(dollars in thousands)
Balance at January 1, 1999	10	$—	$—	$(2,093)	$—	$(2,093)
Net loss	—	—	—	(4,454)	—	(4,454)
In-substance distribution to equity (Note 6)	—	—	—	—	(14,940)	(14,940)

Balance at December 31, 1999	10	$—	$—	$(6,547)	$(14,940)	$(21,487)
Net loss	—	—	—	(3,545)	—	(3,545)
In-substance contribution to equity (Note 6)	—	—	—	—	1,521	1,521

Balance at December 31, 2000	10	—	—	(10,092)	(13,419)	(23,511)
Net loss	—	—	—	(5,433)	—	(5,433)
In-substance distribution from equity (Note 6)	—	—	—	—	(4,728)	(4,728)

Balance at December 31, 2001	10	$—	$—	$(15,525)	$(18,147)	$(33,672)

The accompanying notes are an integral part of these financial statements.

BASTET BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(5,433)	$(3,545)	$(4,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	849	927	981
Amortization of intangible assets	889	896	889
Amortization of debt financing costs	97	57	45
Amortization of broadcast rights, excluding barter	681	462	603
Payments for broadcast rights	(622)	(651)	(478)
Loss on asset disposal, net	234	199	122
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	1,332	1,413	822
Loss from refinancing of credit facility, net of tax	324	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(48)	62	129
(Increase) decrease in prepaid expenses and other current assets	(17)	(1)	10
Increase in other noncurrent assets	—	—	(15)
Decrease in accounts payable and accrued expenses	(178)	(78)	(454)
Increase (decrease) in interest payable	146	(130)	132
Increase in amounts due to Nexstar Finance, L.L.C.	2,515	467	2,257

Net cash provided by operating activities	769	78	588

Cash flows from investing activities:
Additions to property and equipment	(356)	(347)	(349)
Proceeds on sales of assets	85	77	—

Net cash used for investing activities	(271)	(270)	(349)
Cash flows from financing activities:
Proceeds from debt issuance	47,774	—	147
Repayment of loans	(53,134)	—	—
Proceeds from revolver draws	6,000	—	—
Payments for debt financing costs	(738)	(37)	(224)

Net cash used for financing activities	(98)	(37)	(77)

Net increase (decrease) in cash and cash equivalents	400	(229)	162
Cash and cash equivalents at beginning of year	144	373	211

Cash and cash equivalents at end of year	$544	$144	$373

Supplemental schedule:
Cash paid for interest	$1,651	$2,198	$1,436

Noncash financing activities:
In-substance (distribution) contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$(6,060)	$108	$(15,761)

The accompanying notes are an integral part of these financial statements

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business Operations

Bastet Broadcasting, Inc. (the “Company” or “Bastet”) was formed in 1997 to own and operate television stations in small-and medium-sized markets across the United States. The Company completed its first acquisition in January 1998 with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. The Company subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania in November 1998. Through various local service agreements with Nexstar Finance, L.L.C. (“Nexstar”), Bastet is provided with various management, sales or other services. WFXP has a time brokerage agreement with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue. WYOU has a shared services agreement with Nexstar. Pursuant to the shared services agreement, Nexstar provides news production and technical maintenance, among other services, but does not provide the services of senior management personnel, programming or sales.

In addition to receiving certain services from Nexstar, Nexstar guarantees the debt of the Company (Note 6). The Company guarantees certain debt obligations of Nexstar (See Note 6 and Note 9).

The shareholder of the Company has granted Nexstar a purchase option, as amended in October 2002, to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the indebtedness as defined in the option agreement or (2) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, noncash trade and barter expense, nonrecurring expenses (including time brokerage agreement fees), network compensation payment received or receivable and corporate management fees, less payments for broadcast rights, noncash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the Company’s shareholder.

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in the Company under accounting principles generally accepted in the United States (“U.S. GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and the Company to continue to comply with FCC regulations, the Company must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations.

Television broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

Nexstar will provide the necessary financial and other resources to Bastet, via the continuation of the various service arrangements in place between Bastet and Nexstar, for at least the next 12 months from December 31, 2001, in order to enable Bastet to continue to operate as a going concern.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise noted, all dollars are in thousands.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast program rights and the useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments and accounts receivable. The Company invests primarily in high quality debt securities with original maturities of ninety days or less. Accordingly, these investments are subject to minimal credit and market risk. The Company maintained cash in excess of federally insured deposits at financial institutions on December 31, 2001 and 2000. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. A significant portion of the Company’s accounts receivable are due from local and national advertising agencies. Such accounts are generally unsecured. The Company has not experienced significant losses related to receivables from individual customers or by geographical area. Additionally, the Company maintains reserves for potential credit losses.

Revenue Recognition

Advertising revenues, which include network compensation, are recognized in the period during which the time spots are aired. Revenues from other sources, which may include income from production and reimbursed expenses, are recognized in the period during which the goods or services are provided.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. Bastet recorded $0.2 million of trade revenue for each of the years ended December 31, 2001, 2000 and 1999.

Cash and Barter Broadcast Rights and Broadcast Rights Payable

Broadcast rights, primarily in the form of syndicated programs and feature film packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) when the programming is available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

The Company barters advertising time for certain program material. These transactions are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $0.6 million, $0.6 million and $0.9 million of barter revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

Property and Equipment

Property and equipment is stated at cost or estimated fair value for purchase business combinations and trade transactions at the date of acquisition. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 39 years.

Intangible Assets

Intangible assets represent the estimated fair value of both identifiable intangible assets and goodwill resulting from the acquisitions by the Company. Identifiable intangible assets include FCC licenses, network affiliation agreements and commercial advertising contracts and are being amortized on a straight-line basis over periods ranging from 1 to 15 years. Goodwill is the excess of the purchase price over the fair market value of the net assets acquired and is amortized over 40 years using the straight-line method.

Long-Lived Assets

The Company evaluates the recoverability of its tangible and intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the fair value of the asset, the carrying value would be reduced to its fair value, which is measured as the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss for the years ended December 31, 2001, 2000 and 1999.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $85, $124 and $82 for the years ended December 31, 2001, 2000 and 1999, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s revolving credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s revolving credit facility approximates fair value.

Accounting for Income Taxes

The Company is subject to income taxes and accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including FCC licenses. The amortization of existing goodwill and FCC licenses will cease on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in the Company’s discontinuation of amortization of its goodwill and FCC licenses. The Company tested its goodwill and FCC licenses under the new standard, which resulted in no impairment upon adoption. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $0.1 million and incurred amortization expense related to its FCC licenses of $0.4 million. As a result of implementing SFAS No. 142, the Company’s net income will not be impacted in the future by amortization expense related to goodwill or FCC licenses.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion (“APB”) No. 30. The adoption of SFAS No. 144 did not have a material impact on its financial statements.

3.    Related Party Transactions

The table below indicates the financial arrangements each of Bastet’s stations have with Nexstar:

Station	Type of Agreement	1999 Consideration (to) from Nexstar	2000 Consideration (to) from Nexstar	2001 Consideration (to) from Nexstar
WYOU	Shared Services Agreement	$(3,300)	$(3,630)	$(3,993)
WFXP	Time Brokerage Agreement	$146	$142	$153

The Company is a party to a management agreement with its shareholder David S. Smith. The Company recognized $57 in expense in each of 2001, 2000 and 1999.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment

	Estimated useful life (years)	December 31,
		2001	2000
Buildings and building improvements	39	$186	$186
Land and land improvements	N/A-39	247	247
Leasehold improvements	term of lease	159	140
Studio equipment	5-7	1,710	1,710
Transmission equipment	5-15	2,512	2,880
Office equipment and furniture	5-7	279	240
Vehicles	5	124	124
Construction in progress	N/A	—	166

		5,217	5,693
Less: accumulated depreciation		(2,889)	(2,542)

Property and equipment, net of accumulated depreciation		$2,328	$3,151

5.    Intangible Assets

	Estimated useful life (years)	December 31,
		2001	2000
Goodwill	40	$4,763	$4,763
Network affiliation agreements	15	5,341	5,341
FCC licenses	15	5,785	5,785
Debt financing costs	term of debt	1,473	668
Other intangible assets	1-15	146	146

		17,508	16,703
Less: accumulated amortization		(3,826)	(2,925)

Intangible assets, net of accumulated amortization		$13,682	$13,778

The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on Bastet’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives.

6.    Debt

Long-term debt consists of the following:

	December 31,
	2001	2000
Revolving credit facility(1)	$46,143	$39,067

(1)	The indebtedness includes borrowings by Mission Broadcasting of Wichita Falls, Inc., an affiliated company and a co-borrower of the facility.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Debt—(Continued)

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, the Company and Mission Broadcasting of Wichita Falls, Inc., an affiliated company owned 100% by David S. Smith, entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to both parties not to exceed the aggregate commitment of $43.0 million.

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc., a subsidiary of Mission of Wichita Falls, Inc., as a borrower. On November 14, 2001, the credit facility was further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because the Company was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and the Company anticipated noncompliance in future periods. Each party to the credit agreement is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the facility. Interest rates associated with the Bastet/Mission credit facility are based, at the option of the borrower, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.40% to 5.60% at December 31, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the consolidated leverage ratio of Nexstar and the borrowers under the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

On June 1, 1999, the Company’s existing credit facility was amended to increase the aggregate maximum amount to $45.0 million and to include Mission Broadcasting of Wichita Falls, Inc. as a co-borrower. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

The parties to the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $167.0 million and, as of December 31, 2001, $82.0 million was outstanding. The Nexstar facilities are subject to reducing commitments and amortization over the term and mature in July 2007. Nexstar was in compliance with all covenants at December 31, 2001.

Since each party to the Bastet/Mission credit facility is jointly and severally liable for the borrowings under the credit agreement, the indebtedness, deferred financing costs and associated interest expense of both parties are reflected in the Company’s financial statements. Proceeds from or payments on borrowings are reflected as in-substance distributions or contributions in shareholder’s deficit. The Company has accrued interest on the outstanding balance of the indebtedness. When one of the other borrowers makes an interest payment, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Debt Covenants

The bank debt agreement contains covenants which require the Company to comply with certain financial ratios, capital expenditure and payments for broadcast rights and other limits. Covenants are formally calculated quarterly and are prepared on a consolidated basis with Nexstar. The Company was in compliance with all covenants at December 31, 2001, 2000 and 1999.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Debt—(Continued)

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company recognized $0.3 million in expense related to certain debt financing costs. The amount, net of tax effect, has been presented as an extraordinary item.

7.    Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of December 31, 2001, the Company has authorized 1,000 shares of common stock with a $1 dollar par value per share; 10 shares are outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of any outstanding preferred stock.

8.    Income Taxes

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31 with the differences summarized below:

	2001	2000	1999
Tax benefit at statutory rates	$(1,788)	$(1,240)	$(1,559)
Change in valuation allowance	2,106	1,449	1,851
State and local taxes, net of federal benefit	(330)	(227)	(292)
Other, net	12	18	—

Net tax expense	$—	$—	$—

The components of the net deferred tax asset are as follows at December 31:

	2001	2000	1999
Net operating loss carryforwards	$3,218	$2,400	$1,666
Property and equipment	(35)	(161)	(225)
Intangible assets	551	250	448
Accrued liability	1,213	801	540
Accrued expense	1,480	927	341
Other	27	27	25
Valuation allowance	(6,454)	(4,244)	(2,795)

Net deferred tax asset	$—	$—	$—

At December 31, 2001, the Company has federal and state net operating loss carryforwards available of approximately $7.8 million to reduce future taxable income. These net operating losses begin to expire in 2019 if not utilized.

A corporation that undergoes a “change of ownership” pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards that may be used in the future. No assurance can be given that an ownership change will not occur as a result of transactions entered into by the Company, or by certain other parties over which the Company has no control. If a “change in ownership” for income tax purposes occurs, the Company’s ability to use “pre-change losses” could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 2001, could have a material adverse impact on the Company’s financial position or results of operations.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2001:

2002	$74
2003	151
2004	65
2005	43
Thereafter	—

Future minimum payments for unavailable cash broadcast rights	$333

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Digital Conversion

FCC regulations required the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time was granted. The Company received an extension of time to begin digital operations at WYOU. WFXP did not require an extension because the FCC has not yet granted a construction permit for WFXP’s DTV operations. The digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion in 2001. The Company anticipates that digital expenditures will be funded through available cash on hand and cash generated from operations.

Operating and Capital Leases

The Company leases office and studio space and antennae sites under noncancelable operating lease arrangements expiring through 2007. Charges to operations for such leases aggregated $122, $116 and $132 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under these leases are as follows at December 31, 2001:

Operating lease obligations
2002	$115
2003	115
2004	114
2005	11
2006	11
Thereafter	12

$378

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies—(Continued)

Guarantor of Senior Subordinated Notes

The Company is a guarantor of Nexstar’s $160.0 million 12.0% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1.

10.    Employment Matters

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Through December 31, 2001, the Company had not elected to make such contributions.

11.    Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of period	Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 1999	$67	$17	$(30)	$54
Year ended December 31, 2000	54	22	(28)	48
Year ended December 31, 2001	48	30	(24)	54

12.    Subsequent Events

Mission Broadcasting, Inc. (“Mission”), formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with the Company on September 30, 2002. The Company and Mission were separate entities, 100% owned by the shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market, to provide certain services to KODE. As a result of the SSA with KSNF and the purchase of KODE by Mission on September 30, 2002, Mission was able to reduce overhead costs associated with operations at KODE.

On December 13, 2002, Mission entered into a local marketing agreement with a subsidiary of LIN Television Corporation, the current owner of KRBC and KACB which are located in Abilene and San Angelo, Texas, pending the sale of the stations to Mission. The local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002.

On February 13, 2003, Mission and Nexstar obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar $130.0 million and Mission $55.0 million) and an $80.0 million revolver (Nexstar $50.0 million and Mission $30.0 million). Mission used the proceeds from its facility to refinance its existing senior credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a consolidated total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004, a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004 and a consolidated fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at

BASTET BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12.    Subsequent Events—(Continued)

1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. The refinancing of the existing senior credit facility resulted in the write-off for Mission, during the first quarter of 2003, of $1.1 million of debt financing costs that were capitalized at December 31, 2002.

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded form Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

Exhibit No.	Exhibit Index

2.1

Agreement of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002. (Incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.2

Certificate of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002. (Incorporated by reference to Exhibit 2.3 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.1

Certificate of Incorporation of Mission Broadcasting, Inc. (formerly known as Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2

Certificate of Amendment of Certificate of Incorporation of Mission Broadcasting, Inc. (formerly known as Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.3

By-laws of Mission Broadcasting, Inc. (formerly known as Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

4.1

Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.2

Registration Rights Agreement, by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.3

Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor the United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1

Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2

Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.3

Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.4

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

E-1

Exhibit No.	Exhibit Index

10.5

Fifth Amendment to Credit Agreement and Limited Consent, dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.6

Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.7

Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.8

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.9

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.10

Amendment, dated as of July 31, 1998, to Time Brokerage Agreement dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.11

Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.12	Agreement, dated January 1, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Amarillo, Inc., David S. Smith and Nancie J. Smith.

99.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350

E-2